Form 10QSB
period 1997-09-30
HIGH COUNTRY BANCORP INC
filed 1997-12-19
CIK 1044676

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

  [ X ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1997

  Commission file number           0-23409

                    High Country Bancorp, Inc.
----------------------------------------------------------------
(Exact Name of Small business Issuer as Specified in Its
Charter)

         Colorado                                84-1438612
-------------------------------              -------------------
(State of Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)               Identification No.)

             130 West 2nd Street, Salida Colorado  81201
             -------------------------------------------
              (Address of Principal Executive Offices)

                            719-539-2516
     --------------------------------------------------
      (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer's: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

  Yes  X       No
     ------       --------


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  None as of September 30, 1997.

              HIGH COUNTRY BANCORP, INC.

                       CONTENTS

  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Statements of Condition at
               June 30, 1997 September 30, 1997                3

               Statements of Consolidated Income for
               the Three Months Ended September 30,
               1997 and 1996                                   4

               Statements of Consolidated Cash Flows
               for the Three Months Ended  September
               30, 1997 and 1996                               5

               Notes to Financial Statements               6 - 7

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  8 - 9

  PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                             10

     Item 2:   Changes in Securities                         10

     Item 3:   Defaults Upon Senior Securities               10

     Item 4:   Submission of Matters to a Vote
               of Security Holders                           10

     Item 5:   Other Information                             10

     Item 6:   Exhibits and Reports on Form 8-K              10

     Signature                                               10

                     HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 SEPTEMBER 30 AND JUNE 30, 1997
                          (UNAUDITED)

                                                     SEPTEMBER 30      JUNE 30
                                                     ------------    ------------
Cash and amounts due from banks                      $ 1,755,474      $   894,995
Interest-bearing deposits at other institutions        2,247,338        2,381,315
Securities held-to-maturity                            5,141,254        5,339,762
Loans receivable, net                                 66,048,850       63,126,864
Federal Home Loan Bank stock                             988,500          988,500
Accrued interest receivable                              651,463          595,007
Property and equipment, net                            2,526,498        2,507,398
Mortgage servicing rights                                 35,133           35,352
Prepaid expenses and other assets                        468,699          454,909
                                                     -----------      -----------
     Total Assets                                    $79,863,209      $76,324,102
                                                     ===========      ===========
              LIABILITIES AND EQUITY

Liabilities
  Deposits                                           $60,404,057      $56,152,178
  Advances by borrowers for taxes and insurance          283,973          127,175
  Accounts payable and other liabilities                 508,696          491,929
  Advances from Federal Home Loan Bank                12,520,000       13,520,000
  Accrued income taxes payable                            20,712               --
  Deferred income taxes                                   63,400           74,600
                                                     -----------      -----------
     Total Liabilities                                73,800,838       70,365,882

Commitments and contingencies

Equity
  Retained earnings, substantially restricted          6,062,371        5,958,220
                                                     -----------      -----------
     Total Liabilities and Equity                    $79,863,209      $76,324,102
                                                     ===========      ===========

        See Notes to Consolidated Financial Statements

                     HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CONDITION

          THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (UNAUDITED)

                                                         1997            1997
                                                     ------------    ------------
Interest Income
   Interest on loans                                 $1,474,734       $1,189,963
   Interest on securities available-for-sale                 --           10,881
   Interest on securities held-to-maturity               89,632          111,115
   Interest on other interest-bearing assets             30,493           20,975
                                                     ----------       ----------
          Total interest income                       1,594,859        1,332,934
                                                     ----------       ----------

Interest Expense
   Deposits                                             594,357          527,996
   Federal Home Loan Bank advances                      211,612          111,513
                                                     ----------       ----------
          Total interest expense                        805,969          639,509
                                                     ----------       ----------
Net interest income                                     788,890          693,425

Provision for losses on loans                            50,000           22,400
                                                     ----------       ----------
    Net interest income after provision for loan
      losses                                            738,890          671,025

Noninterest Income
   Service charges on deposits                           33,598           28,268
   Other                                                  4,969            6,977
                                                     ----------       ----------
          Total noninterest income                       38,567           35,245
                                                     ----------       ----------
Noninterest Expense:
  Compensation and benefits                             369,227          250,030
  Occupancy and equipment                               137,754           97,759
  Insurance and professional fees                        32,151           52,906
  Other                                                  66,376           86,876
  SAIF special assessment                                    --          296,578
                                                     ----------       ----------
          Total noninterest expense                     605,508          784,149
                                                     ----------       ----------
Income (loss) before income taxes                       171,949          (77,879)
Income tax expense (benefit)                             67,800          (29,615)
                                                     ----------       ----------
    Net income (loss)                                $  104,149       $  (48,264)
                                                     ==========       ==========

     See Notes to Consolidated Financial Statements

                     HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30 AND JUNE 30, 1997
                          (UNAUDITED)

                                                   1997            1997
                                               ------------    ------------
Operating Activities
   Net income (loss)                           $   104,149     $   (48,264)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                    44,781          27,864
    Net amortization of premiums and discounts
      on investments                                 4,027           5,767
    Amortization of loan fees                      (18,442)        (28,494)
    Provision for losses on loans                   50,000          22,400
    Deferred income taxes                          (11,200)          2,200
    Net change in miscellaneous assets              30,307         (76,506)
    Net change in miscellaneous liabilities         37,479         304,994
                                               -----------     -----------
        Net cash provided by operating
          activities                               241,101         209,961
                                               -----------     -----------
Investing Activities
  Net change in loans receivable                (2,953,544)     (4,194,207)
  Purchase of securities available-for-sale             --        (999,695)
  Proceeds from sale of securities available-
    for-sale                                            --       1,000,000
  Principal repayments of mortgage-backed
    securities held-to-maturity                    194,483         417,219
  Purchase of property and equipment               (63,881)       (369,733)
                                               -----------     -----------
       Net cash used by investing activities    (2,822,942)     (4,146,416)
                                               -----------     -----------
Financing Activities
  Net increase in deposit accounts               4,251,879       2,875,063
  Net increase (decrease) in mortgage escrow
    funds                                          156,798         140,076
  Conversion costs incurred                       (100,334)             --
  Proceeds (payment)on borrowings               (1,000,000)        500,000
                                               -----------     -----------
       Net cash provided by financing
         activities                              3,308,343       3,515,139
                                               -----------     -----------
       Net increase in cash and cash
         equivalents                               726,502        (421,316)
Cash and cash equivalents, beginning             3,276,310       2,087,997
                                               -----------     -----------
Cash and cash equivalents, ending              $ 4,002,812     $ 1,666,681
                                               ===========     ===========
Supplemental disclosure of cash flow
  information
  Interest paid on deposits and borrowings     $   311,969     $   211,509
  Income taxes paid                            $        --     $        --

          See Notes to Consolidated Financial Statements

               HIGH COUNTRY BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)
                 SEPTEMBER 30, 1997
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form. The subscription and community offering period of the Company's shares closed on November 25, 1997, and the mutual to stock conversion of the Association was expected to close in mid-December.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at June 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association, although the Company did not own any shares of the Association and had no assets, liabilities, equity or operations as of September 30, 1997. Therefore, the financial statements presented include only the accounts and operations of Salida Building and Loan Association. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1998.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1997 Salida Building and Loan Association financial statements

Note 3.  Regulatory Capital Requirements

At September 30, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at September 30, 1997:

Tangible Capital:
     Actual             $6,058,371         7.57%
     Required            1,200,225         1.50
     Excess             $4,588,146         6.07%

Core Capital:
     Actual             $6,058,371         7.57%
     Required            2,400,450         3.00
     Excess             $3,657,921         4.57%

  Risk-Based Capital:
     Actual             $6,680,371        13.42%
     Required            3,982,480         8.00
     Excess             $2,697,891         5.42%

  Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

              HIGH COUNTRY BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                  September 30, 1997

Note 4.  Mutual to Stock Conversion

On May 15, 1997, The Board of Directors of the Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with Securities and Exchange Commission. The Plan was approved by the members of the Association at a special meeting held December 1, 1997. In accordance with the Plan, the Company will issue common stock sold in the Conversion. The closing of the Conversion is expected to occur in mid-December. The Company will transfer up to fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

The costs of issuing the common stock have been deferred and will be deducted from the proceeds of the stock sale. At
September 30, 1997, the Association had incurred $100,334 of such costs.

For the purpose of granting eligible members of the Association a priority in the event of future liquidation, the Association, at the time of conversion, established a liquidation account equal to its regulatory capital as of the date of the latest balance sheet used in the final conversion offering circular.
In the event (and only in such event) of future liquidation of the converted Association, an eligible savings account holder who continues to maintain a savings account shall be entitled to receive a distribution from the liquidation account, in the proportionate amount of the then-current adjusted balance of the savings deposits then held, before any distributions may be made with respect to capital stock.

The Association may not declare or pay a cash dividend on its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal regulations

The ESOP stock purchases will be financed by issuing a note to the Company for the entire purchase.

               HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND SEPTEMBER
30, 1997

The Company's total assets increased by $3.6 million or 4.63% from $76.3 million at June 30, 1997 to $79.9 million at September 30, 1997.

The Company's loan portfolio increased by approximately $2.9 million during the three months ended September 30, 1997. Net loans totaled $66.0 million at September 30, 1997 and $63.1 million at June 30, 1997.

The allowance for loan losses totaled $643,700 at September 30, 1997 and $604.400 at June 30, 1997. As of those dates the non-performing loans in its portfolio were $286,000 and $140,000. There were immaterial loans charged off and recoveries of previous loan losses during the three months ended September 30, 1997. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At September 30, 1997, the ratio of the allowance for loan losses to net loans was
 .97%. as compared to .96% at June 30, 1997.

At September 30, 1997, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $5.4 million and an estimated fair value of $5.2 million. The balance of the Company's investment portfolio at September 30, 1997 consists of interest bearing deposits with various financial institutions totaling $2.2 million.

At September 30, 1997 deposits increased to $60.4 million from $56.2 million at June 30, 1997 or a net increase of 7.57%. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

Net Income (Loss). The Company's net loss for the three months ended September 30, 1996 was $(48,264) compared to net income of $104,149 for the three months ended September 30, 1997. The decrease in net earnings for the three months ended September 30, 1996 resulted primarily from the recognition of SAIF special assessment expense of approximately $297,000.

Net Interest Income. Net interest income for the three months ended September 30, 1997 was $789,000 compared to $693,000 for the three months ended September 30, 1996. The increase in net interest income for the three months ended September 30, 1997 was due to an increase in interest earning assets of $63.5 million as of September 30, 1996 to $76.2 million as of September 30, 1997, less the effect of the increase in interest bearing accounts from $60.1 million at September 30, 1996 to $72.9 million at September 30, 1997.

Allowance for Loan Losses. The provision for loan losses for the three months ended September 30, 1997 was $50,000 as compared to $22,400 for the three months ended September 30, 1996. The increase in the provision was due to the anticipated increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest Expenses And SAIF Special Assessment. Noninterest expenses was $605,000 for the three months ended September 30, 1997 as compared to $784,000 for the three months ended September 30, 1996. The decrease was attributable to the SAIF special assessment of $297,000 during the quarter ended September 30, 1996, which was not included in the 1997 period results, partially offset in the 1997 period by the increased costs of the branch opened in Buena Vista, Colorado, and increases in total compensation.

Interest Expense. Interest expense increased to $806,000 for the three months ended September 30, 1997 from $640,000 for the three months ended September 30, 1996. The increase is attributable to an increase in deposits from $52.4 million in 1996 to $60.4 million and an increase in advances from Federal Home Loan Bank from $7.7 million as of September 30, 1996 to $12.5 million as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided form operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from the stock sale, loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at September 30, 1997 and 1996 were 8.46% and 6.45%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in same direction or in the same magnitude as the prices of goods and services.

              HIGH COUNTRY BANCORP, INC.

              PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

        None.

ITEM 2: Changes in Securities

        Not Applicable.

ITEM 3: Defaults Upon Senior Securities

        Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders.

        Not Applicable

ITEM 5: Other Information

        None

ITEM 6: Exhibits and Reports on Form 8-K

        Exhibit 27 - Financial Data Schedule


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                High Country Bancorp, Inc.
                                Registrant

  Date December 8, 1997         /s/ Larry D. Smith
                                ----------------------------
                                Larry D. Smith, President
                           10