Form 10QSB
period 1997-12-31
HIGH COUNTRY BANCORP INC
filed 1998-02-13
CIK 1044676

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

  [ X ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

  For the quarterly period ended December 31, 1997

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

  Yes         No    X
     ------       -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of common stock outstanding as of December 31, 1997
                           1,322,500

              HIGH COUNTRY BANCORP, INC.

                       CONTENTS

  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Statements of Condition at
               June 30, 1997 and December 31, 1997            3

               Consolidated Statements of Income for
               the Three Months Ended December 31,
               1997 and 1996                                  4

               Consolidated Statement of Cash Flows
               for the Six Months Ended December 31,
               1997 and 1996                                  5

               Notes to Financial Statements              6 - 7

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 8 - 10

  PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                             11

     Item 2:   Changes in Securities                         11

     Item 3:   Defaults Upon Senior Securities               11

     Item 4:   Submission of Matters to a Vote
               of Security Holders                           11

     Item 5:   Other Information                             11

     Item 6:   Exhibits and Reports on Form 8-K              11

     Signature                                               11

              HIGH COUNTRY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                     December 31,      June 30,
                                                         1997            1997
ASSETS                                               ------------    ------------
Cash and amounts due from banks                      $ 1,839,908      $   894,995
Interest-bearing deposits at other institutions        6,777,491        2,381,315
Securities held-to-maturity                            4,877,695        5,339,762
Loans receivable, net                                 69,147,708       63,126,864
Federal Home Loan Bank stock                           1,027,100          988,500
Accrued interest receivable                              634,727          595,007
Property and equipment, net                            2,490,544        2,507,398
Mortgage servicing rights                                 32,549           35,352
Prepaid expenses and other assets                        302,576          454,909
                                                     -----------      -----------
     Total Assets                                    $87,130,298      $76,324,102
                                                     ===========      ===========
LIABILITIES AND EQUITY

Liabilities
  Deposits                                           $56,717,500      $56,152,178
  Advances by borrowers for taxes and insurance          386,423          127,175
  Accounts payable and other liabilities                 585,633          491,929
  Advances from Federal Home Loan Bank                11,455,000       13,520,000
  Accrued income taxes payable                            86,800               --
  Deferred income taxes                                   59,600           74,600
                                                     -----------      -----------
     Total Liabilities                                69,290,956       70,365,882
                                                     -----------      -----------

Commitments and contingencies

Equity
  Preferred stock - $.01 par value;
    authorized 1,000,000 shares; no
    shares issued or outstanding                              --               --
  Common Stock - $.01 par value;
    authorized 3,000,000 shares; issued
    and outstanding 1,322,500 shares                      13,225               --
  Paid in capital                                     12,664,874               --
  Retained earnings, substantially restricted          6,219,243        5,958,220
  Note receivable from ESOP Trust                     (1,058,000)              --
                                                     -----------      -----------
     Total Equity                                     17,839,342        5,958,220
                                                     -----------      -----------
     Total Liabilities and Equity                    $87,130,298      $76,324,102
                                                     ===========      ===========

        See Notes to Consolidated Financial Statements

            HIGH COUNTRY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)

                                                                Three                         Six
                                                            Months Ended                  Months Ended
                                                            December 31,                  December 31,
                                                        1997          1996             1997          1996
                                                     ----------    ----------       ----------    ----------
Interest Income
   Interest on loans                                 $1,514,788    $1,268,592       $2,989,522    $2,458,555
   Interest on securities available-for-sale                 --         5,417               --        16,298
   Interest on securities held-to-maturity               83,958       105,086          173,590       216,201
   Interest on other interest-bearing assets            120,814        16,322          151,307        37,297
                                                     ----------    ----------       ----------    ----------
          Total interest income                       1,719,560     1,395,417        3,314,419     2,728,351
                                                     ----------    ----------       ----------    ----------

Interest Expense
   Deposits                                             645,232       547,757        1,239,589     1,075,753
   Federal Home Loan Bank advances                      199,094       127,408          410,706       238,921
                                                     ----------    ----------       ----------    ----------
          Total interest expense                        844,326       675,165        1,650,295     1,314,674
                                                     ----------    ----------       ----------    ----------
Net interest income                                     875,234       720,252        1,664,124     1,413,667

Provision for losses on loans                            49,500        22,400           99,500        44,800
                                                     ----------    ----------       ----------    ----------
    Net interest income after provision
      for loan losses                                   852,734       697,852        1,564,624     1,368,877
                                                     ----------    ----------       ----------    ----------
Noninterest Income
   Service charges on deposits                           38,877        30,625           72,475        58,893
   Other                                                  4,556         1,800            9,525         8,777
                                                     ----------    ----------       ----------    ----------
          Total noninterest income                       43,433        32,425           82,000        67,670
                                                     ----------    ----------       ----------    ----------
Noninterest Expense
  Compensation and benefits                             356,791       300,125          726,018       550,155
  Occupancy and equipment                               136,300       118,792          274,054       216,551
  Insurance and professional fees                        35,176        58,231           67,327       111,137
  Other                                                  94,302       102,969          160,678       189,845
  SAIF special assessment                                    --            --               --       296,578
                                                     ----------    ----------       ----------    ----------
          Total noninterest expense                     622,569       580,117        1,228,077     1,364,266
                                                     ----------    ----------       ----------    ----------
Income before income taxes                              246,598       150,160          418,547        72,281
Income tax expense                                       89,724        56,359          157,524        26,744
                                                     ----------    ----------       ----------    ----------
    Net income                                       $  156,874    $   93,801       $  261,023    $   45,537
                                                     ==========    ==========       ==========    ==========

Basic Earnings Per Common Share                        Income        Shares          Per Share
Income available to common shares since
  December 9, 1997, date of Conversion               $   14,156     1,227,280       $     0.01
Effective of Dilutive Securities
  ESOP shares not allocated or committed                               95,220
                                                     ----------    ----------
Diluted Earnings Per Share                           $   14,156     1,322,500       $     0.01
                                                     ==========    ==========       ==========


          See Notes to Consolidated Financial Statements

             HIGH COUNTRY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS

                              (UNAUDITED)

                                                    Six Months Ended
                                                       December 31,
                                                  1997            1997
                                               ----------      ----------
Operating Activities
   Net income                                  $  261,023      $   45,537
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                   90,940          68,683
    ESOP market value expense                      23,185              --
    Net amortization of premiums and discounts
      on investments                                8,889          11,045
    Amortization of loan fees                     (51,731)        (45,176)
    Stock dividends on FHLB stock                 (38,600)         (9,200)
    Provision for losses on loans                  99,500          44,800
    Deferred income taxes                         (15,000)             --
    Net change in miscellaneous assets            115,416        (157,525)
    Net change in miscellaneous liabilities       180,504           5,958

                                               ----------      ----------
        Net cash provided by operating
          activities                              674,756         (35,878)
                                               ----------      ----------
Investing Activities
  Net change in loans receivable               (6,068,613)     (7,577,681)
  Purchase of securities available-for-sale            --        (499,885)
  Proceeds from sale of securities available-
    for-sale                                           --       1,000,000
  Principal repayments of mortgage-backed
    securities held-to-maturity                   453,178         741,476
  Purchase of property and equipment              (74,086)       (552,100)
                                               ----------      ----------
        Net cash used by investing activities   5,689,521)     (6,888,190)
                                               ----------      ----------
Financing Activities
  Issuance of common stock                     11,596,284              --
  Net increase in deposit accounts                565,322       3,899,750
  Net increase (decrease) in mortgage
    escrow funds                                  259,248         278,411
  Proceeds (payment)on FHLB advances           (2,065,000)      2,835,000
                                               ----------      ----------
        Net cash provided by financing
          activities                           10,355,854       7,013,161
                                               ----------      ----------
        Net increase in cash and cash
          equivalents                           5,341,089          89,093
Cash and cash equivalents, beginning            3,276,310       2,087,997
                                               ----------      ----------
Cash and cash equivalents, ending              $8,617,399      $2,177,090
                                               ==========      ==========
Supplemental disclosure of cash flow
 information
   Interest paid on deposits and borrowings    $1,645,748      $1,309,747
   Income taxes paid                           $   27,436      $   89,420


          See Notes to Consolidated Financial Statements

               HIGH COUNTRY BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                   DECEMBER 31, 1997

Note 1.  Nature of Business

High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form. A subscription and community offering of the Company's shares was completed on December 9, 1997.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at June 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1997 Salida Building and Loan Association financial statements

Note 3.  Regulatory Capital Requirements

At December 31, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1997:

Tangible Capital:
     Actual                   $12,021,000              14.70%
     Required                   1,227,000               1.50
     Excess                   $10,794,000              13.20%

Core Capital:
     Actual                   $12,021,000              14.70%
     Required                   2,454,000               3.00
     Excess                    $9,567,000              11.70%

Risk-Based Capital:
     Actual                   $12,656,000              24.53%
     Required                   4,129,000               8.00
     Excess                    $8,527,000              16.53%

Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                    HIGH COUNTRY BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                        December 31, 1997

Note 4.  Mutual to Stock Conversion

On May 15, 1997, The Board of Directors of the Salida Building and Loan Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with Securities and Exchange Commission. The Plan was approved by the members of the Association at a special meeting held December 1, 1997. In accordance with the Plan, the Company issued common stock which was sold in the Conversion. The closing of the offering occurred on December 9, 1997 and resulted in a stock subscription of $13,225,000 (including $1,058,000 in shares subscribed by the ESOP). The Company transferred fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

The costs of issuing the common stock were deducted from the proceeds of the stock sale, and amounted to $570,716.

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

The Association may not declare or pay a cash dividend on its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal regulations.

The ESOP stock purchases were financed by issuing a note to the Company for the entire purchase.

Note 5. Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share, effective for the quarter ended December 31, 1997. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

                     HIGH COUNTRY BANCORP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER
31, 1997

The Company's total assets increased by $10.8 million or 14.16% from $76.3 million at June 30, 1997 to $87.1 million at December 31, 1997. The increase in assets is attributed to the net proceeds received from the common stock issued in the amount of $12.7 million less $2.0 million paid on outstanding FHLB advances.

The Company's net loan portfolio increased by approximately $6.0 million during the six months ended December 31, 1997. Net loans totaled $69.1 million at December 31, 1997 and $63.1 million at June 30, 1997. The increase in loans was made up of approximately $3.7 million of residential loans, $1.3 million commercial and consumer loans, and $1.0 million in other loan categories. The loan activity is due to refinancing of residential loans because of lower interest rates, continued growth in the market area, and rate specials offered on new auto loans in the last quarter.

The allowance for loan losses totaled $646,200 at December 31, 1997 and $604.400 at June 30, 1997. As of those dates the non-performing loans in its portfolio were $363,000 and $140,000. There were $57,700 of loans charged off and no recoveries of previous loan losses during the six months ended December 31, 1997 The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 1997, the ratio of the allowance for loan losses to net loans was
 .93%. as compared to .96% at June 30, 1997.

At December 31, 1997, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $4.9 million and an estimated fair value of $5.0 million. The balance of the Company's investment portfolio at December 31, 1997 consists of interest bearing deposits with various financial institutions totaling $6.8 million.

At December 31, 1997 deposits increased to $56.7 million from $56.2 million at June 30, 1997 or a net increase of 1.01%. The deposit activity for the six months ended December 31, 1997, was composed of approximately $2.0 million reduction in deposits by depositors who used the funds withdrawn to purchase stock in the offering and new deposits of approximately $2.5 million. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank decreased from $13.5 million at June 30, 1997 to $11.5 million as of December 31, 1997. The $2.0 million reduction in FHLB advances was funded by the sale of common stock.

The Company's total equity went from $6.0 million as of June 30, 1997 to $17.8 million as of December 31, 1997. The increase is due to the net proceeds of common stock issued. The Company issued 1,322,500 shares of common stock at $10.00 per share in December 1997. The proceeds of the issue were used to purchase all of the common stock of Salida Building and Loan, funding an ESOP note receivable, and investing in overnight deposits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1997 AND 1996

Net Income. The Company's net income for the three months ended December 31, 1997 was $157,000 compared to net income of $94,000 for the three months ended December 31, 1996. The increase in net income for the three months ended December 31, 1997 resulted principally from increased interest income.

                   HIGH COUNTRY BANCORP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS


Net Interest Income. Net interest income for the three months ended December 31, 1997 was $875,000 compared to $720,000 for the three months ended December 31, 1996. The increase in net interest income for the three months ended December 31, 1997 was due to an increase in interest earning assets from $67.0 million as of December 31, 1996 to $83.7 million as of December 31, 1997, less the effect of the increase in interest bearing accounts from $63.4 million at December 31, 1996 to $68.2 million at December 31, 1997.

Allowance for Loan Losses. The provision for loan losses for the three months ended December 31, 1997 was $50,000 as compared to $22,000 for the three months ended December 31, 1996. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Noninterest Expenses And SAIF Special Assessment. Noninterest expenses was $623,000 for the three months ended December 31, 1997 as compared to $580,000 for the three months ended December 31, 1996. The increase is attributable to the increased costs of the branch opened in Buena Vista, Colorado, and increases in total compensation.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1997 AND 1996

Net Income. The company's net income for the six months ended December 31, 1997 was $261,000 compared to $46,000 for the six months ended December 31, 1996. The decrease in earnings for the six months ended December 31, 1996 is attributed to the special SAIF assessment of approximately $297,000. The net income for the six months ended December 31, 1997 was affected by increased interest earnings from the proceeds of the stock sale less the expenses incurred by the new branch that was opened.

Net Interest Income. Net interest income for the six months ended December 31, 1997 was $1,664,000 compared to $1,414,000 for the six months ended December 31, 1996. The increase is attributed to interest earned on interest earning assets due to the net proceeds of the stock issue and loan growth less the increase in interest due to the increase in deposits from $53.4 million as of December 31, 1996 to $56.7 as of December 31, 1997 and the increase if FHLB advances from $10.0 million as of December 31, 1996 to $11.5 million as of December 31, 1997.

Allowance for Loan Losses. The provision for loan losses for the six months ended December 31, 1997 was $99,500 as compared to $44,800 for the six months ended December 31, 1996. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Noninterest Expenses and SAIF Special Assessment. The noninterest expenses for the six months ended December 31, 1997 was $1,228,000 compared to $1,364,000 for the six months ended December 31, 1996. The decrease was attributable to SAIF assessment of $297,000 during the period, which was not assessed in the current period, partially offset in the 1997 period by the increased costs of the branch opened in Buena Vista, Colorado, and increases in total compensation.

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

                   HIGH COUNTRY BANCORP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at December 31, 1997 and 1996 were 15.49% and 5.62%, respectively.

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

              HIGH COUNTRY BANCORP, INC.

              PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

        None.

ITEM 2: Changes in Securities

        Effective date of Securities Act Registration:
        December 9, 1997

        Commission File No: 333-34153

        Shares Registered: 1,322,500 shares of common stock with a par value of $.01

        Underwriters: Trident Securities, Inc.

        Offering Price Per Share: $10

        The gross proceeds of the offering was $13,225,000 less the offering expenses paid directly to others of $570,716, or net proceeds of $12,654,284

        The net proceeds were used as follows:
          Purchase of 100% of the common stock of
            Salida Building and Loan Association     $5,798,142
          Funding of ESOP note receivable            $1,058,000
          Investment in overnight deposits           $5,798,142

ITEM 3: Defaults Upon Senior Securities

        Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

        Not Applicable

ITEM 5: Other Information

        None

ITEM 6: Exhibits and Reports on Form 8-K

        None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                High Country Bancorp, Inc.
                                Registrant

  Date February 11, 1998        /s/ Larry D. Smith
       -----------------        ----------------------------
                                Larry D. Smith, President