Form 10QSB
period 1998-03-31
HIGH COUNTRY BANCORP INC
filed 1998-05-13
CIK 1044676

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

  [ X ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

  For the quarterly period ended March 31, 1998

  Commission file number           333-34153

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

  Yes  X      No
     ------       -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of common stock outstanding as of March 31, 1998
                           1,322,500

              HIGH COUNTRY BANCORP, INC.

                       CONTENTS

  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Statements of Condition at
               June 30, 1997 and March 31, 1998               3

               Consolidated Statements of Income for
               the Nine and Three Months Ended
               March 31, 1998 and 1997                        4

               Consolidated Statement of Cash Flows
               for the Nine Months Ended March 31,
               1998 and 1997                                  5

               Notes to Financial Statements              6 - 7

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 8 - 11

  PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                             12

     Item 2:   Changes in Securities                         12

     Item 3:   Defaults Upon Senior Securities               12

     Item 4:   Submission of Matters to a Vote
               of Security Holders                           12

     Item 5:   Other Information                             12

     Item 6:   Exhibits and Reports on Form 8-K              12

     Signature                                               12

              HIGH COUNTRY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                       March 31,        June 30,
                                                         1998            1997
ASSETS                                               ------------    ------------
Cash and amounts due from banks                      $ 1,731,361      $   894,995
Interest-bearing deposits at other institutions        6,912,661        2,381,315
Securities held-to-maturity                            4,906,414        5,339,762
Loans receivable, net                                 74,090,838       63,126,864
Federal Home Loan Bank stock, at cost                  1,046,000          988,500
Accrued interest receivable                              694,314          595,007
Property and equipment, net                            2,461,503        2,507,398
Mortgage servicing rights                                 31,186           35,352
Prepaid expenses and other assets                        383,553          454,909
                                                     -----------      -----------
     TOTAL ASSETS                                    $92,257,830      $76,324,102
                                                     ===========      ===========
LIABILITIES AND EQUITY

LIABILITIES
Deposits                                             $58,891,721      $56,152,178
Advances by borrowers for taxes and insurance                 --          127,175
Accounts payable and other liabilities                   638,240          491,929
Advances from Federal Home Loan Bank                  14,455,000       13,520,000
Accrued income taxes payable                             176,000               --
Deferred income taxes                                     50,000           74,600
                                                       -----------      -----------
     TOTAL LIABILITIES                                  74,210,961       70,365,882
                                                       -----------      -----------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,322,500 shares                        13,225               --
Paid-in capital                                       12,677,768               --
Retained earnings, substantially restricted            6,413,876        5,958,220
Note receivable from ESOP Trust                       (1,058,000)              --
                                                     -----------      -----------
     TOTAL EQUITY                                     18,046,869        5,958,220
                                                     -----------      -----------
     TOTAL LIABILITIES AND EQUITY                    $92,257,830      $76,324,102
                                                     ===========      ===========

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            HIGH COUNTRY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)

                                                        Three Months Ended            Nine Months Ended
                                                             March 31,                      March 31,
                                                        1998          1997             1998          1997
                                                     ----------    ----------       ----------    ----------
Interest Income
   Interest on loans                                 $1,609,529    $1,317,039       $4,599,051    $3,775,594
   Interest on securities available-for-sale                 --         1,874               --        18,172
   Interest on securities held-to-maturity               82,302       101,858          255,892       318,059
   Interest on other interest-bearing assets             97,779        15,940          249,086        53,237
                                                     ----------    ----------       ----------    ----------
          Total interest income                       1,789,610     1,436,711        5,104,029     4,165,062
                                                     ----------    ----------       ----------    ----------

Interest Expense
   Deposits                                             560,968       546,937        1,800,557     1,622,690
   Federal Home Loan Bank advances                      203,735       160,435          614,441       399,356
                                                     ----------    ----------       ----------    ----------
          Total interest expense                        764,703       707,372        2,414,998     2,022,046
                                                     ----------    ----------       ----------    ----------
          Net interest income                         1,024,907       729,339        2,689,031     2,143,016

Provision for losses on loans                            59,878        32,400          159,378        77,200
                                                     ----------    ----------       ----------    ----------
          Net interest income after provision
            for loan losses                             965,029       696,939        2,529,653     2,065,816
                                                     ----------    ----------       ----------    ----------
Noninterest Income
   Service charges on deposits                           38,086        31,838          110,561        90,731
   Other                                                  4,752         2,702           14,277        11,479
                                                     ----------    ----------       ----------    ----------
          Total noninterest income                       42,838        34,540          124,838       102,210
                                                     ----------    ----------       ----------    ----------
Noninterest Expense
  Compensation and benefits                             384,545       271,043        1,110,563       821,198
  Occupancy and equipment                               138,737       128,661          412,791       345,212
  Insurance and professional fees                        47,046        24,853          114,373       135,990
  Other                                                 122,484        82,832          283,162       272,677
  SAIF special assessment                                    --            --               --       296,578
                                                     ----------    ----------       ----------    ----------
          Total noninterest expense                     692,812       507,389        1,920,889     1,871,655
                                                     ----------    ----------       ----------    ----------
          Income before income taxes                    315,055       224,090          733,602       296,371
          Income tax expense                            120,422        82,913          277,946       109,657
                                                     ----------    ----------       ----------    ----------
           Net income                                $  194,633    $  141,177       $  455,656    $  186,714
                                                     ==========    ==========       ==========    ==========

Basic Earnings Per Common Share                      $     0.16                     $     0.17
                                                     ==========                     ==========
Based on income allocated from December 9, 1997
Diluted Earnings Per Common Share                    $     0.16                     $     0.17
                                                     ==========                     ==========
Weighted Average Common Shares
Outstanding           Basic                           1,322,500                      1,322,500
                      Diluted                         1,322,500                      1,322,500

          See Notes to Consolidated Financial Statements

             HIGH COUNTRY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                   Nine Months Ended
                                                        March 31,
                                                  1998            1997
                                               ----------      ----------
Operating Activities
   Net income                                   $   455,656     $   186,714
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Depreciation loan origination fees            (95,059)        (58,047)
      Discounts on investments                       13,901          15,842
   Stock dividend received from FHLB                (57,500)        (28,000)
   ESOP market value expense                         36,709               -
   Provision for losses on loans                    159,378          77,200
   Deferred income taxes                            (24,600)              -
   Depreciation                                     136,849         114,496
   Net change in miscellaneous assets               (23,785)       (178,237)
   Net change in miscellaneous liabilities          322,311          28,815
                                                -----------     -----------
        Net cash provided by operating
          activities                                923,860         158,783
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                (11,028,293)    (11,476,855)
  Proceeds from sale of securities available-
    for-sale                                             --       1,000,000
  Principal repayments of mortgage-backed
    securities held-to-maturity                     729,447         904,122
  Purchases of property and equipment               (90,954)       (587,644)
  Purchase of securities held to maturity          (310,000)             --
  Purchase FHLB stock                                    --         (32,800)
                                                -----------     -----------
        Net cash used by investing activities   (10,699,800)    (10,193,177)
                                                -----------     -----------
Financing Activities
  Issuance of common stock                       11,596,284              --
  Net increase in deposit accounts                2,739,543       5,859,457
  Net increase (decrease) in mortgage
    escrow funds                                   (127,175)       (118,472)
  Proceeds (payment)on FHLB advances                935,000       5,335,000
                                                -----------     -----------
        Net cash provided by financing
          activities                             15,143,652      11,075,985
                                                -----------     -----------
        Net increase in cash and cash
          equivalents                             5,367,712       1,041,591
Cash and cash equivalents, beginning              3,276,310       2,087,997
                                                -----------     -----------
Cash and cash equivalents, ending               $ 8,644,022     $ 3,129,588
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $    68,258     $    90,680
   Interest                                     $ 1,794,528     $ 1,614,221

          See Notes to Consolidated Financial Statements

               HIGH COUNTRY BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                     MARCH 31, 1998

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at June 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1997 Salida Building and Loan Association financial statements.

Note 3.  Regulatory Capital Requirements
At March 31, 1998, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March 31, 1998:

Tangible Capital:
     Actual                   $12,177,000              14.00%
     Required                   1,305,000               1.50
     Excess                   $10,872,000              12.50%

Core Capital:
     Actual                   $12,177,000              14.00%
     Required                   2,609,000               3.00
     Excess                    $9,568,000              11.00%

Risk-Based Capital:
     Actual                   $12,866,000              23.33%
     Required                   4,412,000               8.00
     Excess                    $8,454,000              15.33%

Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                    HIGH COUNTRY BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                          March 31, 1998

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

               HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND MARCH 31,
1998

The Company's total assets increased by $15.9 million or 20.84% from $76.3 million at June 30, 1997 to $92.2 million at March
31, 1998. The increase in assets was due to net proceeds received from common stock issued in the amount of $12.7 million and loan growth.

The Company's net loan portfolio increased by approximately $11.0 million during the nine months ended March 31, 1998. Net loans totaled $74.1 million at March 31, 1998 and $63.1 million
at June 30, 1997.   The increase in loans included residential
mortgage loans increasing $7.7 million, auto loans increasing $1.7 million and commercial loans increasing $1.7 million. The growth in loans is due to significant refinancing of residential mortgage loans, special auto loan rates and seasonal commercial loan demand.

The allowance for loan losses totaled $700,000 at March 31, 1998 and $604,000 at June 30, 1997. As of those dates the non-performing loans in its portfolio were $419,000 and $140,000. The total non-performing loans at March 31, 1998 include 28 loans to consumer and small business borrowers. The largest loan balance is $90,000 and the loans are secured by single family residences, equipment and autos. There were $64,000 of loans charged off and $1,000 of recoveries of previous loan losses during the nine months ended March 31, 1998. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At March 31, 1998, the ratio of the allowance for loan losses to net loans was .94%. as compared to .96% at June 30, 1997.

At March 31, 1998, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $4.9 million and an estimated fair value of $5.0 million. The balance of the Company's investment portfolio at March 31, 1998 consists of interest bearing deposits with various financial institutions totaling $6.9 million.

At March 31, 1998 deposits increased to $58.9 million from $56.2 million at June 30, 1997 or a net increase of 4.81%. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank increased from $13.5 million at June 30, 1997 to $14.5 million as of March 31, 1998.
The increase was used to fund loan growth.

The Company's total equity went from $6.0 million as of June 30, 1997 to $18.0 million as of March 31, 1998. The increase is due to the net proceeds of common stock issued. The Company issued 1,322,500 shares of common stock at $10.00 per share in December 1997. The proceeds of the issue were used to purchase all of the common stock of Salida Building and Loan, funding an ESOP note receivable, and investing in overnight deposits.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1998 AND 1997

Net Income.  The Company's net income for the three months ended
March 31, 1998 was $195,000 as compared to net income of $141,000 for the three months ended March 31, 1997. The increase in net income for the three months ended March 31, 1998 resulted principally from increased interest income.

Net Interest Income. Net interest income for the three months ended March 31, 1998 was $1,025,000 compared to $729,000 for the three months ended March 31, 1997. The increase in net interest income for the three months ended March 31, 1998 was due to an increase in interest earning assets from $69.3 million as of March 31, 1997 to $87.2 million as of March 31, 1998, less the effect of the increase in interest bearing accounts from $65.3 million at March 31, 1997 to $70.0 million at March 31, 1998. The average yield on earning assets also increased from 8.33% for the three months ending March 31, 1997 to 8.46% for the three months ending March 31,1998. The yield increase offset the change in the average cost of interest bearing liabilities which increased from 4.44% for the three months ending March 31, 1997 to 4.52% for the three months ending March 31, 1998.

Allowance for Loan Losses. The provision for loan losses for the three months ended March 31, 1998 was $60,000 as compared to $32,000 for the three months ended March 31, 1997. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Expenses. Non-interest expenses were $693,000 for the three months ended March 31, 1998 as compared to $507,000 for the three months ended March 31, 1997. The increase is attributable to increases in total compensation and benefits associated with a greater number of employees, ESOP expenses, Company legal, accounting and other expenses, and the new branch that was opened.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH
31, 1998 AND 1997

Net Income. The company's net income for the nine months ended March 31, 1998 was $456,000 compared to $187,000 for the nine months ended March 31, 1997. The decrease in earnings for the nine months ended March 31, 1997 is attributed to the special SAIF assessment of approximately $297,000. The net income for the nine months ended March 31, 1998 was affected by increased interest earnings from the proceeds of the stock sale and loan growth less the expenses associated with additional employees, ESOP expenses, and the new branch that was opened.

Net Interest Income. Net interest income for the nine months ended March 31, 1998 was $2,689,000 compared to $2,143,000 for the nine months ended March 31, 1997. The increase is attributed to interest earned on interest earning assets due to the net proceeds of the stock issue and loan growth less the increase in interest due to the increase in deposits from $55.4 million as of March 31, 1997 to $58.9 as of March 31, 1998 and the increase in FHLB advances from $12.5 million as of March 31, 1997 to $14.5 million as of March 31, 1998. The average yield on interest earning assets increased from 8.38% for the nine months ending March 31, 1997 to 8.45% for the nine months ending March 31, 1998. The increase in yields was offset by an increase in the average cost of interest bearing liabilities from 4.47% for the nine months ending March 31, 1997 to 4.73% for the nine months ending March 31, 1998. The increase in the average cost was primarily due to an increased reliance on FHLB advances which generally have a higher average cost than deposits.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Loan Losses. The provision for the nine months ended March 31, 1998 was $159,000 as compared to $77,000 for the nine months ended March 31, 1997. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Expenses and SAIF Special Assessment. The non-interest expenses for the nine months ended March 31, 1998 were $1,921,000 compared to $1,872,000 for the nine months ended March 31, 1997. The increase was attributable to increases in compensation and benefits, ESOP expenses, costs of the branch opened in Buena Vista, Colorado and Company expenses. These items offset the SAIF special assessment of $297,000 in September 1997.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Association has historically maintained a level of liquid assets in excess of regulatory requirements. The Association's liquidity ratios at March 31, 1998 and 1997 were 5.73% and 5.54%, respectively.

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

YEAR 2000 ISSUE

The Company is evaluating the potential effect of the year 2000 on its information processing systems. Because critical computer systems and software are vendor maintained, the Company is not directly involved with programming changes or application upgrades. The company expects the providers to be compliant on a timely basis and plans to test the compliance efforts. The association's primary data processor has indicated that renovations to the system for year 2000 compliance will be complete in May 1998. Testing on this system will begin in July 1998 and continue into 1999. Testing has already begun
                         10

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

on other systems and will continue into 1999.  It is
management's opinion that the modifications will not have a
material effect on the Company's financial position. All costs associated with modifications will be expensed as incurred.
                         11

              HIGH COUNTRY BANCORP, INC.

              PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

        None

ITEM 2: Changes in Securities

        None

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


                                High Country Bancorp, Inc.
                                Registrant

  Date May 7, 1998              /s/ Larry D. Smith
                                -------------------------------
                                Larry D. Smith, President


  Date May 7, 1998              /s/ Frank L. DeLay
                                -------------------------------
                                Frank L. DeLay, Chief Financial
                                Officer