Form 10KSB40
period 1998-06-30
HIGH COUNTRY BANCORP INC
filed 1998-09-25
CIK 1044676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-KSB

                                       x
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998


[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                        Commission File Number: 0-23409

                           HIGH COUNTRY BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Colorado                                         84-1438612
------------------------------------------                 ---------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

  130 West 2nd Street, Salida, Colorado                            81201
------------------------------------------                 ---------------------
 (Address of Principal Executive Offices)                        (Zip Code)

        Issuer's Telephone Number, Including Area Code:  (719) 539-2516
                                                         --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    -----    -----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year:  $7,190,580

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($12.00 per share on September 15, 1998), was approximately $12,659,868. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of September 15, 1998, there were issued and outstanding 1,322,500 shares of the registrant's common stock, of which 267,511 shares were held by affiliates (as defined above).

     Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                     ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (Parts I and II)

      2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     HIGH COUNTRY BANCORP, INC. High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado in August 1997 for the purpose of becoming a savings and loan holding company for Salida Building and Loan Association ("Salida" or the "Association"). On December 9, 1997, the Association consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 1,322,500 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $13.2 million and net proceeds of $12.7 million. The Company purchased all of the capital stock of the Association with $5.8 million of the offering proceeds.

     Prior to the acquisition of all of the outstanding stock of the Association the Company had no assets or liabilities and engaged in no business activities. Since its acquisition of the Association, the Company has engaged in no significant activity other than investing the proceeds of the offering which it retained, holding the stock of the Association and operating the business of a savings and loan association through the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiaries.

     The Company's executive offices are located at 130 West 2nd Street, Salida, Colorado. Its telephone number is (719) 539-2516.

     SALIDA BUILDING AND LOAN ASSOCIATION. The Association is a federal stock savings and loan association operating through offices located in Salida, Colorado, Buena Vista, Colorado and Leadville, Colorado and serving Chaffee, Lake, Western Fremont and Saguache Counties in Colorado. The Association was chartered in 1886 as the first state-chartered building and loan association in
Colorado.   The Association received federal insurance of its deposit accounts and became a member of the FHLB in 1937. The Association became a federally-chartered association on August 16, 1993 under its current name of Salida Building and Loan Association. Effective December 9, 1997, the Association became a stock savings and loan association. At June 30, 1998, the Association had total assets of $94.5 million, loans receivable (net) of $81.4 million, total deposits of $63.4 million and equity of $12.3 million.

     Historically, the Association has operated as a traditional savings institution by emphasizing the origination of loans secured by one- to four-family residences. Since fiscal 1996, the Association has significantly increased its origination of consumer, commercial business and commercial real estate loans, including loans for the purchase and development of raw land, all of which loans have been originated in its market area.

     The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Association's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Association is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Topeka, which is one of 12 regional banks in the FHLB System. The Association is further subject to regulations of the Federal Reserve Board governing reserves to be maintained and certain other matters. Regulations significantly affect the operations of the Association. See "Regulation of the Bank."

     The Association's executive offices are located at 130 West 2nd Street, Salida, Colorado 81201-0309, and its main telephone number is (719) 539-2516.

MARKET AREA

     The Association's market area for gathering deposits and making loans is Chaffee, Lake, Western Fremont and Saguache Counties in Colorado, which is located in central Colorado.

     Tourism related businesses are the base of the market area's economy. The primary employers in the market area are the tourism industry and the government. As of 1990, the market area had a population of approximately
23,000.   Major employers in the area include the Colorado Department of
Corrections, the Heart of the Rockies Medical Center, Asarco mines, local school districts and governments and Wal Mart. In addition, the area is a frequent destination for retirees, self-employed individuals and telecommuters who wish to take advantage of the recreation and beauty that the Rocky Mountains offer. Major towns (population) in the market area include Salida (4,737), Buena Vista (1,752) and Leadville (2,659).

LENDING ACTIVITIES

     GENERAL. The Association's loan portfolio, net, totaled $81.4 million at June 30, 1998, representing 86.06% of total assets at that date. Substantially all loans are originated in the market area. At June 30, 1998, $55.3 million, or 65.46% of the Association's gross loan portfolio consisted of one- to four-family, residential mortgage loans. Other loans secured by real estate include commercial real estate loans which amounted to $4.9 million or 5.81% of the gross loan portfolio and land development loans, which amounted to $2.8 million or 3.31% of the gross loan portfolio at June 30, 1998. The Association also originates consumer loans, most of which are automobile loans, and commercial business loans. At June 30, 1998, consumer loans totaled $8.4 million, or 9.89% of the gross loan portfolio, and commercial business loans totaled $6.6 million or 7.79% of the gross loan portfolio.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At
June 30, 1998, the Association had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                  At June 30,
                                       ----------------------------------
                                             1998              1997
                                       ----------------  ----------------
                                       Amount      %     Amount      %
                                       -------  -------  -------  -------
                                               (Dollars in thousands)
     MORTGAGE LOANS:
       One- to four-family...........  $55,330   68.01%  $42,979    68.08%
       Commercial....................    4,913    6.04     4,058     6.43
       Construction..................    5,229    6.43     4,216     6.68
       Land development..............    2,795    3.43     2,401     3.80
                                       -------  ------   -------   ------
          Total mortgage loans.......   68,267   83.91    53,654    84.99
                                       -------  ------   -------   ------
     Consumer loans..................    8,360   10.28     5,857     9.28
     Loans on savings accounts.......    1,213    1.49       781     1.24
     Commercial loans................    6,580    8.09     4,872     7.72
     Other loans.....................      101     .12        98      .15
                                       -------  ------   -------   ------
     Total loans.....................   84,521  103.89    65,262   103.38
                                       -------  ------   -------   ------

     Less:
       Undisbursed loans in process..    1,938    2.38     1,123     1.78
        Deferred fees and discounts..      473     .58       408      .64
       Allowance for losses..........      751     .93       604      .96
                                       -------  ------   -------   ------
     Loan portfolio, net.............  $81,359  100.00%  $63,127   100.00%
                                       =======  ======   =======   ======

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                         Three     Three to       One to      Three to    Five to     Over
                         Months  Twelve Months  Three Years  Five Years  Ten Years  Ten Years   Total
                         ------  -------------  -----------  ----------  ---------  ---------  -------
                                                        (In thousands)
Mortgage loans:
  One- to four-family..  $  203       $2,254       $  655      $1,720      $6,810    $43,688   $55,330
  Commercial...........      97          739          375       1,355         923      1,424     4,913
  Construction.........   2,111        3,118           --          --          --         --     5,229
  Land development.....     679        1,043          327         589         157         --     2,795
                         ------       ------       ------      ------      ------    -------   -------
     Total.............  $3,090       $7,154       $1,357      $3,664      $7,890    $45,112   $68,267
                         ======       ======       ======      ======      ======    =======   =======

     The next table sets forth at June 30, 1998, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                       Predetermined    Floating or
                                           Rate       Adjustable Rates
                                       -------------  ----------------
                                               (In thousands)
             Mortgage loans
                One- to four-family..     $50,560           $4,770
                Commercial...........       4,313              600
                Construction.........       5,229               --
                Land  development....       2,795               --
                                          -------           ------
                     Total...........     $62,897           $5,370
                                          =======           ======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Association's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At
June 30, 1998, $55.3 million, or 68.01%, of the Association's loan portfolio consisted of loans secured by one-to four-family residential properties, of which $4.7 million, or 5.78%, carried adjustable interest rates. The Association estimates that the average size of the residential mortgages that it currently originates is $85,000.

     The Association originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Due to customer preferences for fixed-rate loans, the Association has had difficulty originating a large volume of ARMs in recent years. Most fixed-rate mortgage loans are originated for terms of 15 or 30 years. ARMs are originated for terms of up to 30 years. The Association's ARMs have interest rates that adjust every year, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the rate on one-year U.S. Treasury securities, adjusted to a constant maturity. The current margin is two and one-half percentage points. Historically, all loans originated by the Association have been retained in the Association's loan portfolio. However, in June 1997 and June, 1996, the Association sold two large blocks of fixed-rate loans of $3.9 million and $5.8 million, respectively, in order to manage interest rate risk. Although the Association did not sell any loans in the year ended June 30, 1998, the Association may sell loans in the future.

     The Association's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to a maximum of 80% of the lesser of the appraised value of the underlying property or its purchase price. For those few loans where the loan-to-value ratio exceeds 80%, the Association requires private mortgage insurance. Originated loans in the Association's portfolio include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent.

     The retention of ARMs in portfolio helps reduce the Association's exposure to increases in interest rates. There are, however, unquantifiable credit risks resulting from potential increased costs to the borrower as a result of upward repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. The Association does not originate ARM loans which provide for negative amortization. Although ARMs allow the Association to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceilings contained in ARM contracts. In addition, since ARM interest rates can be adjusted no more frequently than annually, the yield on the Association's ARM portfolio does not adjust as rapidly as market interest rates. Accordingly, there can be no assurance that yields on the Association's ARMs will adjust sufficiently to compensate for increases in its cost of funds.

     The Association also originates second mortgage loans primarily for its
existing one- to four-family first mortgage customers.   At June 30, 1998,
$5.2 million or 6.4% of the Association's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Second mortgages are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens.

     CONSTRUCTION LOANS. The Association offers construction financing to qualified borrowers for construction primarily of single-family residential properties and to qualified developers for construction of small residential developments. The Association provides financing to one builder for the construction of no more than four homes at a time. Construction loans are generally limited to a maximum loan-to-value ratio of 75% of the appraised value of the property on an "as-completed" basis. The Association attempts to structure its residential construction loans so that they convert to a permanent loan, although this is not necessarily the case. Loans to finance the construction of residential property on a speculative basis are offered on a fixed-rate basis only, with the rate indexed to the prime rate plus a negotiated increment. The Association limits the origination of construction loans to borrowers and developers with whom the Association has had substantial prior experience due to the significant time and other requirements associated with originating and monitoring construction loans.

     Loan proceeds are disbursed during the construction phase (a maximum of 12 months) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 1998, $4.7 million, or 5.6%, of the Association's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. The Association had an additional $489,000, or .5%, of the Association's gross loan portfolio, in loans to finance the construction of a commercial property at June 30, 1998. This loan was the Association's largest outstanding loan at June 30, 1998. Approximately 75% of all construction loans originated by the Association convert into permanent loans upon completion of the construction phase.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of the value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Association has sought to minimize this risk by limiting construction lending to qualified borrowers in the Association's market area, limiting the aggregate amount of outstanding construction loans and imposing a stricter loan-to-value ratio requirement than required for one- to four-family mortgage loans.

     LAND DEVELOPMENT LOANS. The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale, and loans secured by raw land, such as cattle ranching acreage. Such loans are secured by a lien on the property, are generally limited to 70% of the developed value of the secured property and are typically made for a period of one-year, renewable based on negotiations with the Association. Most land development loans are expected to be fully paid off five years after the original date of the loan. The Association generally requires semi-annual interest payments during the term of the land loan. The amount of funds available under the Association's land loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are developed, sold and released. All of the Association's land loans are secured by property located in its primary market area. In addition, the Association obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 1998, the Association had $2.8 million of land development loans, which constituted 3.31% of the gross loan portfolio at such date. This total includes three loans of $367,000, $351,000 and $333,000, respectively, which are three of the Association's ten largest loans. The Association originated $1.6 million and $1.8 million in land development loans during fiscal 1998 and fiscal 1997, respectively. Land development loans generally involve a higher degree of risk than residential mortgage lending in that there are large loan balances to single borrowers, and the initial estimate of the property value at completion may be inaccurate due to market variations and the difficulty in selling lots for home building. The success of such land development projects is sensitive to changes in supply and demand conditions in the local housing market, as well as regional and economic conditions generally. Although the Association has attempted to reduce these risks, as noted above, potential investors should be aware of these factors in making their investment decision.

     COMMERCIAL REAL ESTATE LOANS. At June 30, 1998, loans secured by commercial real estate properties totaled $4.9 million, and represented 5.81% of the Association's loan portfolio. Commercial real estate loans are secured by motels, small office buildings and retail stores and other non-residential property. Some of the Association's commercial real estate loans are made to local businesses connected to the tourism and recreational rafting industries, which predominate in the Association's primary market area. At June 30, 1998, the Association's largest permanent outstanding commercial real estate loan was a $433,000 loan secured by a motel in Salida, Colorado. Substantially all of the Association's commercial real estate loans are secured by property located within the Association's market area and were current and performing at June 30, 1998.

     Commercial real estate loans generally have terms of up to 10 years and are underwritten on either a fixed or adjustable-rate basis. Commercial real estate loans have a maximum 20-year amortizing, although the term of the loan may be a fixed ten-year balloon loan. Adjustable-rate commercial and multi-family mortgages are indexed to the prime rate and adjust on an annual basis. Loan-to-value ratios may not exceed 70% of the appraised value of the underlying property. It is the Association's policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the Association reviews the individuals' personal financial statements, credit reports, tax returns and other financial information.

     Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project or business. These risks can be significantly affected by business conditions and by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Association generally limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to management.

     With certain limited exceptions, the maximum amount that the Association may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 1998, the maximum amount that the Association could have loaned to any one borrower without prior OTS approval was approximately $2.0 million. At June 30, 1998, the largest aggregate amount of loans that the Association had outstanding to any one borrower and their related interests was $1.1 million and consisted of five loans, including a $482,000 loan secured by heavy equipment and a $450,000 loan secured by a cattle ranch property. The largest single loan outstanding was a $489,000 construction loan secured by a commercial property, which is discussed above.

     COMMERCIAL BUSINESS LOANS.  At June 30, 1998, the Association had
$6.6 million in commercial business loans which represented 7.79% of the Association's gross loan portfolio. The Association is permitted to invest up to 20% of its assets in commercial loans. The Association's commercial business lending activities are directed towards small businesses located in its market area, including those connected to the tourism industry, such as recreational vehicle ("RV") dealers, rafting companies and other tourist-related businesses. Generally, the Association's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. From time to time, the Association has engaged in dealer floor-plan lending with a limited number of dealerships with which the Association has had substantial experience. At June 30, 1998, the Association had a dealer floor-plan loan of $461,000, and a heavy equipment loan of $482,000 mentioned above. Commercial business loans usually carry a fixed rate and generally are underwritten for a maximum of five years.

     The Association underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Association with sufficient information to allow the Association to make its lending determination. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral.

     CONSUMER LOANS.  The Association's consumer loans, which totaled
$9.7 million or 11.45% of the gross loan portfolio at June 30, 1998, includes primarily loans secured by deposit accounts, automobile loans and other personal loans, which represented 1.49%, 10.28%, and .12% of its total loan portfolio, respectively, at June 30, 1998. The Association also makes RV and boat loans, tractor loans and home improvement loans pursuant to its consumer lending authority. The Association has recently emphasized consumer lending because of the higher yields and shorter-terms of such loans.

     The Association makes deposit account loans up to 95% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the account and the account must be pledged as collateral to secure the loan. Savings account loans are secured by demand notes and interest is due on a quarterly basis. The Association's automobile loans are generally underwritten in amount up to the purchase price of the automobile or the trade-in value as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months and vary depending on the age of the vehicle securing the loan. The Association requires the borrower to insure the automobile under a policy listing the Association as loss payee. The Association also makes unsecured personal loans of up to $10,000. The terms of such loans do not exceed 12 months.

     Since fiscal 1995, the Association has increased its consumer lending, especially auto loans, by hiring a consumer loan officer. The Association intends to continue to emphasize the origination of consumer loans, especially automobile loans. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles, RVs, boats and tractors. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

     LOAN SOLICITATION AND PROCESSING. The Association's mortgage loans have generally been originated by its loan officers, branch managers and senior management officials. Loan originations are obtained from a number of sources, including existing and past customers, members of the local community and established builders and realtors within the Association's market area. Upon receipt of a loan application from a prospective borrower, the Association reviews the information provided and makes an initial determination as to whether certain basic underwriting standards regarding the type of property, debt-to-income ratios and other credit concerns are satisfied. A credit report, employment history and other evidence is obtained to verify certain specific information relating to the loan applicant's employment, income and credit standing. For real estate loans, an appraisal of the property intended to secure the loan is undertaken by an independent appraiser approved by the Association. It is the Association's policy to obtain appropriate insurance protection on all real estate first mortgage loans and to obtain a lawyer's opinion of title which insures that the property is free of prior encumbrances. The borrower must also obtain paid flood insurance when the property is located in a flood plain as designated by the Federal Government. It is the Association's policy to record a lien on the real estate securing the loan. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     Secured loans in amounts of up to $200,000 may be approved by two members of the Association's loan committee. All loans in excess of $200,000 must be approved by the Board of Directors. Branch Managers may approve consumer loans of up to $10,000, or up to $20,000 with the approval of the consumer loan officer. Consumer loans of $20,000 to $100,000 may be approved by two members of the loan committee, while consumer loans over $100,000 must be approved by the full Board of Directors. Commercial loans of up to $100,000 may be approved by two members of the loan committee, while such loans over $100,000 to $200,000 are approved by two loan committee members and one outside Director and loans of $200,000 or over go to the full Board.

     Loan applicants are promptly notified in writing of the Association's decision. If the loan is approved, the notification will provide that the Association's commitment will generally terminate within 30 days of the approval. It has been the Association's experience that substantially all approved loans are funded.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Most loans originated by the Association are intended to be held in the Association's portfolio until maturity. The Association is a qualified seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC"). The Association uses FHLMC documentation for its residential mortgages, and most of the loans in its portfolio would generally qualify for sale to FHLMC under standard programs. The Association, however, has selectively sold blocks of loans when appropriate for asset/liability management purposes. In June 1997, the Association sold
$3.9 million in fixed-rate loans to FHLMC for this reason. During 1998, the Association did not sell any loans.

     The following table sets forth certain information with respect to the Association's loan origination activity for the periods indicated. The Association has not purchased any loans in the periods presented.

                                                         Year Ended June 30,
                                                         --------------------
                                                            1998       1997
                                                         ----------  --------
                                                            (In thousands)

Net loans, beginning of period.........................    $63,127    $50,076

Origination by type:
--------------------
Mortgage loans:
   One- to four-family.................................    $26,580    $19,174
   Commercial..........................................      1,979        981
   Land development....................................      1,559      1,813
Consumer loans.........................................     10,890      9,179
Loans on savings accounts..............................      1,007        604
Commercial loans.......................................      7,336      4,669
                                                           -------    -------
     Total loans originated............................     49,351     36,420
                                                           -------    -------

Loans sold.............................................         --      3,968
                                                           -------    -------

Repayments.............................................     30,093     19,636
                                                           -------    -------

Decrease (increase) in other items, net................     (1,026)       235
                                                           -------    -------

     Net increase (decrease) in loans receivable, net..     18,232     13,051
                                                           -------    -------

Net loans, end of period...............................    $81,359    $63,127
                                                           =======    =======

     NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Association takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5.0% of principal and interest due. As a matter of policy, the

Association will contact the borrower after the loan has been delinquent
30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 3 of Notes to Financial Statements.

     Real estate acquired by the Association as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses.

     The following table sets forth information with respect to the Association's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                           At June 30,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
                                                         (In thousands)
    Loans accounted for on a non-accrual basis: (1)
      Real estate:
        One- to four-family..........................    $ 157     $  --
        Commercial...................................       --        --
        Land development.............................       --        --
    Consumer.........................................       42       137
    Commercial.......................................      193         3
    Other............................................       --        --
                                                         -----     -----
           Total....................................      392       140
                                                         -----     -----

    Accruing loans delinquent 90 days or more:
      Real estate:
        One- to four-family..........................    $  --     $  --
        Commercial...................................       --        --
        Land development.............................       --        --
      Consumer.......................................       --        --
    Commercial.......................................       --        --
    Other............................................       --        --
                                                         -----     -----
            Total....................................       --        --
                                                        -----     -----
                Total nonperforming loans............      392       140
                                                         -----     -----

    Repossessed assets...............................       22        35
                                                         -----     -----

    Total non-performing assets......................    $ 414     $ 175
                                                         =====     =====

    Total non-performing loans as a
      percentage of total net loans..................     0.48%     0.22%
                                                         =====     =====
    Total non-performing assets as a
      percentage of total assets                          0.44%     0.23%
                                                         =====     =====

     At June 30, 1998, the Association had $392,000 in loans outstanding that were classified as non-accrual, of which $157,000 were one- to four- family loans, $42,000 were automobile loans and $193,000 were secured commercial loans. At that date, the Association had no loans outstanding that were not classified as non-accrual, 90 days past due or restructured, but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1998, the Association had $1.8 million in assets classified as special mention, $350,000 in assets classified as substandard, $100,000 in assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Association recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Association's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Association increases its allowance for loan losses by charging provisions for loan losses against the Association's income. During fiscal 1998, the Association increased its allowance for loan losses by $147,000 to $751,000 at June 30, 1998. The Association took this action due to the continued significant increase in multi-family real estate, commercial real estate, commercial business and consumer loans and due to the additional risks inherent in these types of lending.

     Management will continue to actively monitor the Association's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Association's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Association's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Association's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Association would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Association's policy includes an arithmetic formula for determining the reasonableness of the institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Management reviews the institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% to 20% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                                       Year Ended June 30,
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
                                                     (Dollars in thousands)
Balance at beginning of period.....................    $   604     $   411
                                                       -------     -------

Charge-offs:
 One- to four-family...............................         --         (32)
 Multi-family......................................         --          --
 Non-residential...................................         --          --
 Construction......................................         --          --
 Consumer..........................................        (60)        (64)
 Commercial........................................        (32)         --
 Other.............................................         --          --
                                                       -------     -------
                                                           (92)        (96)
                                                       -------     -------

Recoveries.........................................         19           7
                                                       -------     -------

Net recoveries (charge-offs).......................        (73)        (89)
                                                       -------     -------
Additions charged to operations....................        220         282
                                                       -------     -------
Balance at end of period...........................    $   751     $   604
                                                       =======     =======

Allowance for loan losses to total
 non-performing loans at end of period.............     191.58%     431.00%
                                                       =======     =======

Allowance for loan losses to net loans
 at end of period..................................        .92%       0.96%
                                                       =======     =======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                 June 30,
                              ----------------------------------------------
                                       1998                    1997
                              ----------------------  ----------------------
                                         Percent of              Percent of
                                          Loans to                Loans to
                                        Category to             Category to
                               Amount   Total Loans    Amount   Total Loans
                              --------  ------------  --------  ------------
                                          (Dollars in thousands)

Mortgage loans:
   Residential..............    $ 167       22.24%      $143        23.68%
   Commercial...............       55        7.32         40         6.62
   Land.....................       92       12.25        120        19.87
Consumer loans..............      177       23.57        161        26.65
Commercial loans............      260       34.62        140        23.18
                                -----      ------       ----       ------
                                $ 751      100.00%      $604       100.00%
                                =====      ======       ====       ======

INVESTMENT ACTIVITIES

     GENERAL. The Association is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Topeka, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Association to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation of the Bank -- Liquidity Requirements."

     The Association makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield, for asset/liability management purposes and to satisfy certain requirements for favorable tax treatment. The investment activities of the Association consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of interest-bearing deposits and securities issued by the U.S. Treasury. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Association's investment policy. The Association performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Association's current investment policy, securities purchases must be approved by the Association's Investment Committee. The Board of Directors reviews all securities transactions on a monthly basis.

     Pursuant to SFAS No. 115, the Association had no securities classified as "available for sale" at June 30, 1997 and 1998. Securities designated as "held to maturity" are those assets which the Association has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Association's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Association sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Association may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     MORTGAGE-BACKED AND RELATED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Association. Such intermediaries include quasi-governmental agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors, and from all of whom the Association has purchased mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association.

     Mortgage-related securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.
Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     The Association's mortgage-backed securities portfolio consists solely of $4.3 million in mortgage-backed securities of which $189,000 had fixed interest rates and $4.1 million had adjustable interest rates at June 30, 1998. The Association makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                       At June 30,
                                               --------------------------
                                                  1998           1997
                                               -----------    -----------
                                                    (In thousands)
    School district securities..............     $   310        $    --
    Interest-bearing deposits...............       6,963          2,381
    Mortgage-backed securities..............       4,327          5,340
    Federal Home Loan Bank stock............       1,066            988
                                                 -------        -------
          Total.............................     $12,666        $ 8,709
                                                 =======        =======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 1998.

                                                                                                             Total Investment
                                   One Year or Less        One to Five Years        Five to Ten Years            Portfolio
                               -----------------------  -----------------------  -----------------------  -----------------------
                                            Weighted                 Weighted                 Weighted                 Weighted
                                 Book       Average       Book       Average       Book       Average       Book       Average
                                 Value       Yield        Value       Yield        Value       Yield        Value       Yield
                               ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------
                                                                       (Dollars in thousands)

School district securities...   $   --         -- %      $  310         4.06%      $   --        -- %       $   310      4.06%
Interest-bearing deposits....    6,963        5.99           --           --           --         --          6,963      5.99
Mortgage-backed securities...      449        7.02        1,051         7.02        2,827       7.02          4,327      7.02
Federal Home Loan Bank
 stock.......................       --                       --                     1,066       7.82          1,066      7.82
                                ------                   ------                    ------                   -------
Total investment securities..   $7,412                   $1,361                    $3,893                   $12,666
                                ======                   ======                    ======                   =======

     The Association is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Association for the month ending June 30, 1998 was 5.73%.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Association's funds for lending, investment activities and general operational purposes. In addition to deposits, the Association derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Association has access to borrow from the FHLB of Topeka.

     DEPOSITS. The Association attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from three months to eight years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Association on a periodic basis. The Association reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Association considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Association does not accept brokered deposits, but does accept jumbo deposits from its regular customers.

     The Association attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Association seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Association's depositors are Colorado residents who reside in the Association's market area.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Association between the dates indicated.

                           Balance at                        Balance at
                            June 30,     % of     Increase    June 30,     % of
                              1998     Deposits  (Decrease)     1997     Deposits
                           ----------  --------  ----------  ----------  ---------
                                          (Dollars in thousands)
NOW accounts.............    $14,773     23.29%     $4,187     $10,586     18.85%
Money market deposit.....     15,159     23.90       1,121      14,038     25.00
Certificates of deposit..     24,170     38.11       1,310      22,860     40.71
Jumbo certificates.......      9,323     14.70         655       8,668     15.44
                             -------    ------      ------     -------    ------
                             $63,425    100.00%     $7,273     $56,152    100.00%
                             =======    ======      ======     =======    ======

     The following table sets forth the time deposits in the Association classified by rates at the dates indicated.

                                                        At June 30,
                                                    ------------------
                                                      1998      1997
                                                    --------  --------
                                                      (In thousands)

     3.00 - 4.00%                                    $   370   $   187
     4.01 - 5.00%...............................       2,228     3,156
     5.01 - 6.00%...............................      25,203    22,629
     6.01 - 7.00%...............................       5,056     4,946
     Over 7.00%.................................         636       610
                                                     -------   -------
                                                     $33,493   $31,528
                                                     =======   =======

     The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                            3.00-   4.01-    5.01-    Over             Percent
                            4.00%   5.00%    7.00%   7.00%    Total   of Total
                            ------  ------  -------  ------  -------  --------
                                              (In thousands)
Certificate maturing in:
One year..................  $  370  $2,228  $23,726  $   90  $26,414    78.86%
One to two years..........      --      --    5,930     225    6,155    18.38
Two to three years........      --      --      604     196      800     2.39
Over three years..........      --      --       --     124      124      .37
                            ------  ------  -------  ------  -------   ------
    Total.................  $  370  $2,228  $30,260  $  635  $33,493   100.00%
                            ======  ======  =======  ======  =======   ======

  Percent of total........    1.10%   6.65%   90.35%   1.90%  100.00%
                            ======  ======  =======  ======  =======

     The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                                    Certificates
           Maturity Period                          of Deposits
           ---------------                          ------------
                                                   (In thousands)
           Three months or less..................      $ 3,008
           Over three through six months.........        2,456
           Over six through 12 months............        2,953
           Over 12 months........................          906
                                                       -------
              Total..............................      $ 9,323
                                                       =======

     The following table sets forth the savings activities of the Association for the periods indicated.

                                                         Year Ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
                                                        (Dollars in thousands)
Opening balance.....................................    $56,152       $49,537
Net increase (decrease) before interest credited....      5,326         4,797
Interest credited...................................      1,947         1.818
                                                        -------       -------
   Ending balance...................................    $63,425       $56,152
                                                        =======       =======
Net increase (decrease).............................    $ 7,273       $ 6,615
                                                        =======       =======
Percent increase (decrease).........................      12.95%        13.35%
                                                        =======       =======

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Association's lending, investments and general operating activities. The Association is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Association is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Association has a Blanket Agreement for advances with the FHLB under which at June 30, 1998, allowed borrowings of $37.0 million subject to normal collateral underwriting requirements. Advances from the FHLB of Topeka are secured by mortgage-backed securities, investments and residential first mortgage loans.

     At June 30, 1998, the Association had an approved line of credit for $10.0 million with the FHLB, which the Association had not drawn on at that date. In addition, as of June 30, 1998, the Association had $17.9 million in FHLB advances outstanding of which $4.5 million was at interest rates which range from 5.81% to 5.94% and mature within one year; $3.0 million were at interest rates which range from 5.94% to 6.79% and mature in 2000; $3.4 million were at an interest rate of 5.74% to 6.80% and mature in 2001; and $5.0 million were at an interest rate of 5.81% to 6.56% and mature in 2003; $1.0 million at an interest rate of 6.18% and mature in 2005; and $1.0 million at an interest rate of 6.10% and mature in 2008.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Association is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1998, the Association was authorized to invest up to approximately $1.9 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. The Association does not have any subsidiaries.

COMPETITION

     The Association faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Association competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Association also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other commercial banks and mortgage bankers making loans secured by real estate located in the Association's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Association attracts its deposits through its offices primarily from the local communities of the offices. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local communities as well as from the corporate credit unions sponsored by the large private employers in the Association's market area. The Association competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Association believes it has developed strong relationships with local realtors and the community in general.

     Management considers its market area for gathering deposits to be Chaffee, Lake, Western Fremont and Saguache counties in Colorado. The Association estimates that it competes with five banks, and two credit unions for deposits and loans. Based on data provided by the FDIC, the Association estimates that as of June 1997, the latest date for which information was available, it had 23.71% of deposits held by all financial institutions in its market area.

REGULATION OF THE BANK

     GENERAL. As a federally-chartered savings association, Salida is subject to extensive regulation by the OTS. The Association's lending activities and other investments must comply with various federal regulatory requirements. The OTS periodically examines the Association for compliance with various regulatory requirements and the FDIC has the authority to conduct special examinations of the Association. The Association must file reports with OTS describing its activities and financial condition, and is subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to in the following paragraphs or appear elsewhere herein.

     FEDERAL HOME LOAN BANK SYSTEM.   The Association is a member of the FHLB
System, which consists of 12 regional Federal Home Loan Banks and which are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Association is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Topeka stock at June 30, 1998, of $1.1 million. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of June 30, 1998, Salida had no advances outstanding from the FHLB of Topeka. See "Item 1. Business -- Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. The Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Association for June 1998 was 5.92%.

     QUALIFIED THRIFT LENDER TEST. The Association is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution are restricted to those of a national bank located in the institution's home state; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and
(iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as and be deemed a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions,
(ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1998, approximately 98.60% of the Association's "portfolio" assets were invested in Qualified Thrift Investments.

     REGULATORY CAPITAL REQUIREMENTS.   Under the OTS's regulatory capital
requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital.
See "--Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At June 30, 1998, the Association had no investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At June 30, 1998, the Association's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $94.5 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1998, the Association had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

          The table below presents the Association's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1998.

                                                                   Percent  of
                                                         Amount    Assets (1)
                                                        --------  -------------
                                                        (Dollars in thousands)
Tangible Capital.....................................    $12,288      13.00%
Tangible Capital Requirement.........................      1,418       1.50
                                                         -------      -----
Excess...............................................    $10,870      11.50%
                                                         =======      =====

Core Capital.........................................    $12,288      13.00%
Core Capital Requirement.............................      2,836       3.00
                                                         -------      -----
Excess...............................................    $ 9,452      10.00%
                                                         =======      =====

Risk-Based Capital...................................    $13,036      21.73%
Risk-Based Capital Requirement.......................      4,800       8.00
                                                         -------      -----
Excess...............................................    $ 8,236      13.73%
                                                         =======      =====

-------------------------
(1) Based upon adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purposes of the risk-based capital requirement.


     The OTS's risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. Management does not believe the implementation of the interest rate risk requirement will have a material effect on the Association.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, that is deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Association has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities.

The Director may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators, including the OTS, are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator;
(ii) required to submit an acceptable capital restoration plan within 45 days;
(iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMELS rating). An "undercapitalized" institution is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or
(iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized association as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Association is classified as "well capitalized" under these regulations.

     Dividend Limitations. Under OTS regulations, the Association is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association"), is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or
(ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the
beginning of the calendar year.   A savings institution with total capital in
excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association is authorized to pay dividends, in accordance with the provisions of the OTS regulations discussed above, as a Tier 1 Association.

     Under the OTS' prompt corrective action regulations, the Association is also prohibited from making any capital distributions if, after making the distribution, the Association would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0%. However, the OTS, after consultation with the FDIC, may permit an otherwise prohibited stock repurchase if it is made in connection with the issuance of additional shares in an equivalent amount, and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Association appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Association on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls, information systems and audit systems that are appropriate for the size, nature and scope of the institution's business.

The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Association already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Association's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets, as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Association's operations.

     DEPOSIT INSURANCE. The Association is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Over the past years, institutions with SAIF-assessable deposits, like the Association, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Association incurred a pre-tax expense of $297,000 during the fiscal year ended June 30, 1997.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates through the end of 1997 to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institutions in the highest risk-based premium
category.   Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of
1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

     Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. Although the Association would qualify for insurance of deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Association. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Association and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     UNIFORM LENDING STANDARDS. Under OTS regulations, savings association must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%;
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     Management believes that the Association's current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder.
This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the
Company and affiliates thereof.   The Company is also required to file certain
reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.

     RESTRICTIONS ON ACQUISITIONS. The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or
(ii) acquiring more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, OTS regulations provide that no savings association may
(i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Section 106 of the Bank Holding Company Act which also applies to the Association, prohibits the Association from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. Savings associations are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to bank holding companies. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Association, or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, or (iv) holding or managing properties used or occupied by a subsidiary savings institution,
(v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation on March 5, 1987 to be directly engaged in by multiple savings and loan holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

     The Director of OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

TAXATION

     FEDERAL INCOME TAXATION. The Company and the Association file separate federal income tax returns.

     Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as the Association which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Association historically has elected to use the percentage method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Association, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     In 1996 the Association's federal corporate income tax returns for 1995 were audited with no significant correction. The Association's tax returns have not been otherwise audited in the last five years.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period.
Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the rule.

     STATE INCOME TAXATION. The State of Colorado imposes no income or franchise taxes on savings institutions. The State of Colorado taxes the Association's federal taxable income, adjusted for interest income received directly from federal agencies, at a 5% rate.

EMPLOYEES

     As of June 30, 1998, the Association had 41 full-time and two part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Association's relationships with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                                     Ages at
                                     June 30,
     Name                              1998    Title
     ------------------------------  --------  -----------------------
     Larry D. Smith                     40     President
     Scott G. Erchul                    36     Vice President
     Frank L. DeLay                     34     Chief Financial Officer

     LARRY D. SMITH has been President of the Association since 1991 and a Director of the Association since 1987. He serves as the President and Chief Executive Officer of the Company and the Association. From 1978 to 1991, he served as Controller of the Association. He is active in the Salida school system and youth sports by serving as a coach for various sports teams and by serving on the High School Building Accountability and Business Advisory Committees.

He is also involved with several organizations which promote the academic and athletic development of the youth of Salida.

     SCOTT G. ERCHUL has been a member of the Board of Directors of the Association since 1997. He has served as Vice President of the Association since 1991 and serves as Vice President of the Company and the Association. His past and current community involvement include the Rotary Club, Academic Booster Club committee member and youth sports coach for football, baseball and soccer.

     FRANK L. DELAY has served as the Chief Financial Officer of the Association since 1992 and he serves in a similar capacity for the Company. He is a member of the Kiwanis Club and serves on the Board of Directors of the Heart of the Rockies Chamber of Commerce.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Association's offices at June 30, 1998.

                                                           Book Value at
                                Year         Owned or        June 30,           Approximate
                               Opened        Leased          1998 (1)          Square Footage
                           --------------   --------      -----------         --------------
                                                       (Dollars in thousands)
MAIN OFFICE
130 West 2/nd/
Salida, Colorado               1886  (2)     Owned            $778                10,750

BRANCH OFFICES
600 Harrison (3)
Leadville, Colorado            1978          Owned             793                 3,800

713 East Main (3)
Buena Vista, Colorado          1996          Owned             464                 2,400
-------------------------

(1)  Cost less accumulated depreciation and amortization.
(2)  The current location and building in Salida, Colorado was occupied in 1974.
(3) The Association constructed new building facilities at each of these locations in 1996.


     The book value of the Association's investment in premises and equipment totaled approximately $2.5 million at June 30, 1998. See Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Association is a party to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings to which the Company or the Association was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Association. There are no pending regulatory proceedings to which the Company, the Association or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the section captioned "Market Price and Dividend Information" in the Annual Report is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements contained in the Annual Report which are listed under Item 13 herein are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. Information required by Item 405 of Regulation S-B is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     For certain information regarding the executive officers of the Company, see "Item 1. Business --Executive Officers" herein.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

       (a)  Security Ownership of Certain Beneficial Owners

            The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a) List of Documents Filed as Part of This Report
         ----------------------------------------------

         (1) Consolidated Financial Statements. The following financial statements of the registrant are included herein under Item 7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

               1.   Independent Auditor's Report

                    (a) Statements of Financial Condition as of June 30, 1998
                        and 1997
                    (b) Statements of Income for the Years Ended June 30, 1998
                        and 1997
                    (c) Statements of Equity for the Years Ended
                        June 30, 1998 and 1997
                    (d) Statements of Cash Flows for the Years Ended
                        June 30, 1998 and 1997
                    (e) Notes to Financial Statements

          (2) Financial Statement Schedules.  None
              -----------------------------

          (3) Exhibits.  The following exhibits are either filed as part of this
              --------
              Annual Report on Form 10-KSB or incorporated herein by reference:

      Exhibit No.

         * 3.1   Articles of Incorporation of High Country Bancorp, Inc.

         * 3.2   Bylaws of High Country Bancorp, Inc.

         * 10.1 Employment Agreement between Salida Building and Loan Association and Larry D. Smith

         * 10.2  Guaranty Agreement between High Country Bancorp, Inc. and Larry
                 D. Smith

         * 10.3  High Country Bancorp, Inc. 1997 Stock Option and Incentive Plan

         * 10.4  High Country Bancorp, Inc. Management Recognition Plan and
                 Trust

         * 10.5  Salida Building and Loan Association Long-Term Incentive Plan

         * 10.6  Salida Building and Loan Association Incentive Compensation
                 Plan

         * 10.7 Employment Agreement between Salida Building and Loan Association and Scott G. Erchul

         * 10.8 Guaranty Agreement between High Country Bancorp, Inc. and Scott G. Erchul

           10.9 Change-in-Control Protective Agreement between Salida Building and Loan Association and Francis L. Delay

           10.10 Change-in-Control Guaranty Agreement between High Country Bancorp, Inc. and Francis L. DeLay

           13    Annual Report to Stockholders for the year ended June 30, 1998

           21    Subsidiaries

           23    Consent of Grimsley, White & Company

           27    Financial Data Schedule
_____________
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).


     (b) Reports on Form 8-K.  No current reports on Form 8-K have been filed
         -------------------
         during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIGH COUNTRY BANCORP, INC.


Date:  September 24, 1998           By: /s/ Larry D. Smith
                                        -------------------------------------
                                        Larry D. Smith
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Larry D. Smith                               Date: September 24, 1998
    --------------------------------------
    Larry D. Smith
    President and Chief Executive Officer
    (Principal Executive and Officer)


By: /s/ Frank L. DeLay                               Date: September 24, 1998
    --------------------------------------
    Frank L. DeLay
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Scott G. Erchusl                             Date: September 24, 1998
    --------------------------------------
    Scott G. Erchul
    Vice President and Director


By: /s/ Robert B.Mitchell                            Date: September 24, 1998
    ---------------------------------------
    Robert B. Mitchell
    Chairman of the Board


By: /s/ Timothy R. Glenn                             Date: September 24, 1998
    --------------------------------------
    Timothy R. Glenn
    Director


By: /s/ Richard A. Young                             Date: September 24, 1998
    --------------------------------------
    Richard A. Young
    Director


By: /s/ Philip W. Harsh                              Date: September 24, 1998
    --------------------------------------
    Philip W. Harsh
    Director