Form 10QSB
period 1998-09-30
HIGH COUNTRY BANCORP INC
filed 1998-11-13
CIK 1044676

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

  [ X ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1998

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

Shares of common stock outstanding as of September 30, 1998
                           1,322,500

              HIGH COUNTRY BANCORP, INC.

                       CONTENTS

  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Statements of Condition at
               June 30, 1998 and September 30, 1998           3

               Consolidated Statements of Income for
               Three Months Ended September 30, 1998
               and 1997                                       4

               Consolidated Statement of Cash Flows
               for the Three Months Ended September 30,
               1998 and 1997                                  5

               Notes to Financial Statements              6 - 7

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 8 - 10

  PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                             11

     Item 2:   Changes in Securities                         11

     Item 3:   Defaults Upon Senior Securities               11

     Item 4:   Submission of Matters to a Vote
               of Security Holders                           11

     Item 5:   Other Information                             11

     Item 6:   Exhibits and Reports on Form 8-K              11

     Signature                                               11

                    HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                     September 30,      June 30,
                                                         1998            1998
             ASSETS                                  ------------    ------------
Cash and amounts due from banks                     $  2,092,097     $  2,999,284
Interest-bearing deposits at other institutions        7,601,181        6,963,130
Mortgage-backed securities, held to maturity           3,973,565        4,326,603
Securities held-to-maturity                              310,000          310,000
Loans receivable -  net                               85,444,096       81,359,296
Federal Home Loan Bank stock, at cost                  1,085,600        1,065,500
Accrued interest receivable                              723,571          699,982
Property and equipment, net                            2,655,475        2,475,773
Mortgage servicing rights                                 28,966           29,856
Prepaid expenses and other assets                        329,264          359,231
                                                    ------------     ------------
     TOTAL ASSETS                                   $104,243,815     $100,588,655
                                                    ============     ============
             LIABILITIES AND EQUITY

LIABILITIES
Deposits                                            $ 66,935,376     $ 63,424,713
Advances by borrowers for taxes and insurance            157,377           92,954
Accounts payable and other liabilities                   516,662          566,641
Advances from Federal Home Loan Bank                  17,890,000       17,890,000
Accrued income taxes payable                             163,000          288,140
Deferred income taxes                                     47,300           47,300
                                                    ------------     ------------
     TOTAL LIABILITIES                                85,709,715       82,309,748
                                                    ------------     ------------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,322,500 shares                        13,225           13,225
Paid-in capital                                       12,697,817       12,690,438
Retained earnings - substantially restricted           6,767,323        6,519,509
Note receivable from ESOP Trust                         (944,265)        (944,265)
                                                    ------------     ------------
     TOTAL EQUITY                                     18,534,100       18,278,907
                                                    ------------     ------------
     TOTAL LIABILITIES AND EQUITY                   $104,243,815     $100,588,655
                                                    ============     ============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)

                                                          Three Months Ended
                                                            September 30,
                                                         1998            1997
                                                     ------------    ------------
Interest Income
   Interest on loans                                 $1,828,211       $1,474,734
   Interest on securities held-to-maturity               71,484           89,632
   Interest on other interest-bearing assets            131,431           30,493
                                                     ----------       ----------
          Total interest income                       2,031,126        1,594,859
                                                     ----------       ----------

Interest Expense
   Deposits                                             654,769          594,357
   Federal Home Loan Bank advances                      274,095          211,612
                                                     ----------       ----------
          Total interest expense                        928,864          805,969
                                                     ----------       ----------
          Net interest income                         1,102,262          788,890

Provision for losses on loans                            59,928           50,000
                                                     ----------       ----------
          Net income after provision
            for loan losses                           1,042,334          738,890
                                                     ----------       ----------
Noninterest Income
   Service charges on deposits                           37,410           33,598
   Other                                                 14,904            4,969
                                                     ----------       ----------
          Total noninterest income                       52,314           38,567
                                                     ----------       ----------
Noninterest Expense
  Compensation and benefits                             375,458          369,227
  Occupancy and equipment                               160,246          137,754
  Insurance and professional fees                        51,668           32,151
  Other                                                  95,734           66,376
                                                     ----------       ----------
          Total noninterest expense                     683,106          605,508
                                                     ----------       ----------
          Income before income taxes                    411,542          171,949

          Income tax expense                            163,728           67,800
                                                     ----------       ----------
          Net income                                 $  247,814       $  104,149
                                                     ==========       ==========

Basic Earnings Per Common Share                      $     0.20
                                                     ==========
Diluted Earnings Per Common Share                    $     0.20
                                                     ==========
Weighted Average Common Shares
Outstanding        Basic                              1,237,860
                   Diluted                            1,237,860

     See Notes to Consolidated Financial Statements

                   HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                  Three Months Ended
                                                     September 30,
                                                  1998            1997
                                               ----------      ----------
Operating Activities
   Net income                                   $   247,814     $   104,149
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees                (64,229)        (18,442)
      Discounts on investments                        4,198           4,027
   Stock dividend received from FHLB                (20,100)              -
   ESOP market value expense                          7,379               -
   Provision for losses on loans                     60,000          50,000
   Deferred income taxes                                  -         (11,200)
   Depreciation                                      46,339          44,781
   Net change in miscellaneous assets                 7,268          30,307
   Net change in miscellaneous liabilities         (175,119)         37,479
                                                -----------     -----------
        Net cash provided by operating
          activities                                113,550         241,101
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                 (4,080,571)     (2,953,544)
  Principal repayments of mortgage-backed
    securities held-to-maturity                     348,840         194,483
  Purchases of property and equipment              (226,041)        (63,881)
                                                -----------     -----------
        Net cash used by investing activities    (3,957,772)     (2,822,942)
                                                -----------     -----------
Financing Activities
  Conversion costs incurred                              --        (100,334)
  Net change in deposits                          3,510,663       4,251,879
  Net change in mortgage escrow funds                64,423         156,798
  Proceeds (payment)on FHLB advances                     --      (1,000,000)
                                                -----------     -----------
        Net cash provided by financing
          activities                              3,575,086       3,308,343
                                                -----------     -----------
        Net increase in cash and cash
          equivalents                              (269,136)        726,502
Cash and cash equivalents, beginning              9,962,414       3,276,310
                                                -----------     -----------
Cash and cash equivalents, ending               $ 9,693,278     $ 4,002,812
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $   222,140     $        --
   Interest                                         913,969         311,969

          See Notes to Consolidated Financial Statements

               HIGH COUNTRY BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                   SEPTEMBER 30, 1998

Note 1.  Nature of Business

High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized n August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form. A subscription and community offering of the Company's shares was completed on December 9, 1997.

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June
30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1998 Salida Building and Loan Association financial statements

Note 3.  Regulatory Capital Requirements
At September 30, 1998, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at September 30, 1998:

Tangible Capital:
     Actual               $12,488,000                   12.71%
     Required               1,474,000                    1.50
     Excess               $11,014,000                   11.21%

Core Capital:
     Actual               $12,488,000                   12.71%
     Required               2,948,000                    3.00
     Excess               $ 9,540,000                    9.71%

Risk-Based Capital:
     Actual               $13,256,000                   21.31%
     Required               4,976,000                    8.00
     Excess               $ 8,280,000                   13.31%

  Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

              HIGH COUNTRY BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                  September 30, 1998

Note 4.  Mutual to Stock Conversion

On May 15, 1997, The Board of Directors of the Salida Building and Loan Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Company issued common stock which was sold in the Conversion. The closing of the offering and the conversion occurred on December 9, 1997 and resulted in a stock subscription of $13,225,000 (including $1,058,000 in shares subscribed by the ESOP). The Company transferred fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

The costs of issuing the common stock were deducted from the proceeds of the stock sale, and amounted to $570,716, resulting in net proceeds of $12,654,284.

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

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER
30, 1998

The Company's total assets increased by $3.6 million or 3.63% from $100.6 million at June 30, 1998 to $104.2 million at September 30, 1998. The increase in assets was due to loan growth of $4.0 million.

Net loans totaled $85.4 million at September 30, 1998 and $81.4 million at June 30, 1998. The majority of the increase occurred in residential mortgage loans which increased $3.9 million. The growth in loans is due to significant refinancing of residential mortgage loans due to low mortgage interest rates and the Association offering attractive rates relative to other lenders.

The allowance for loan losses totaled $771,000 at September 30, 1998 and $751,000 at June 30, 1998. As of those dates the non-performing loans in the Association's portfolio were $217,000 and $392,000. The total non-performing loans at September 30, 1998 include 23 loans to consumer and small business borrowers. The largest loan balance was $77,000 and the loans are secured by single family residences, equipment and autos. There were $42,000 of loans charged off and $2,000 of recoveries of previous loan losses during the six months ended September 30, 1998. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At September 30, 1998, the ratio of the allowance for loan losses to net loans was
 .90%. as compared to .92% at June 30, 1998.

At September 30, 1998, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $4.3 million and an estimated fair value of $4.3 million. The balance of the Company's investment portfolio at September 30, 1998 consists of interest bearing deposits with various financial institutions totaling $7.6 million.

At September 30, 1998 deposits increased to $66.9 million from $63.4 million at June 30, 1998 or a net increase of 5.54%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank remained at $17.9 million September 30, 1998, from June 30, 1998. Sufficient growth occurred in deposit accounts to fund loan growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

Net Income.  The Company's net income for the three months ended
September 30, 1998 was $248,000 compared to net income of $104,000 for the three months ended September 30, 1997. The increase in net income for the three months ended September 30, 1998 resulted principally from increased interest income.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Interest Income. Net interest income for the three months ended September 30, 1998 was $1,102,000 compared to $789,000 for the three months ended September 30, 1997. The increase in net interest income for the three months ended September 30, 1998 was due to an increase in interest earning assets from $74.8 million as of September 30, 1997 to $98.8 million as of September 30, 1998, less the effect of the increase in interest bearing accounts from $69.6 million at September 30, 1997 to $81.6 million at September 30, 1998. The increase in interest earning assets offset a decrease in the average yield on earning assets from 8.68% at September 30, 1997 to 8.40% at September 30, 1998. The decrease was due to refinancing of higher rate mortgage loans to lower rates. The average cost of interest bearing liabilities decreased slightly from 4.71% at September 30, 1997 to 4.68% at September 30, 1998.

Allowance for Loan Losses. The provision for loan losses for the three months ended September 30, 1998 was $60,000 as compared to $50,000 for the three months ended September 30, 1997. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Expenses. Non-interest expenses were $683,000 for the three months ended September 30, 1998 as compared to $606,000 for the three months ended September 30, 1997. The increase is attributable to Company legal and accounting expenses, higher data processing expenses associated with growth and other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided form operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at September 30, 1998 and 1997 were 7.57% and 7.29%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in same direction or in the same magnitude as the prices of goods and services.
                          9

             HIGH COUNTRY BANCORP, INC.
         MANAGEMENT DISCUSSION AND ANALYSIS


YEAR 2000 ISSUE

The Company is evaluating the potential effect of the year 2000 on its information processing systems. Because critical computer systems and software are vendor maintained, the Company is not directly involved with programming changes or application upgrades. The Company expects the providers to be compliant in a timely basis and is testing the compliance efforts. The Association's primary data processor has indicated that renovations to their system for year 2000 compliance are complete. The Association tested the system in September 1998 in a year 2000 environment and did not encounter any problems. The Association will continue to test this system as well as other critical systems into 1999. The primary data processor is also testing the interfaces they have with other systems for year 2000 compliance. It is management's opinion that the modifications will not have a material effect on the Company's financial position. All costs associated with modifications will be expensed as incurred.

The Association has developed a contingency and business resumption plan in case critical systems are not expected to be year 2000 ready or fail in the year 2000. The plan has identified alternative means of operations in case a system is not expected to be year 2000 ready by a certain date or malfunctions in the year 2000. The plan is reviewed on an ongoing basis.

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

                                   High Country Bancorp, Inc.
                                   Registrant

  Date November 13, 1998           /s/ Larry D. Smith
                                   ---------------------------
                                   Larry D. Smith, President