Form 10QSB
period 1998-12-31
HIGH COUNTRY BANCORP INC
filed 1999-02-10
CIK 1044676

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

  [ X ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

  For the quarterly period ended December 31, 1998

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

Shares of common stock outstanding as of December 31, 1998
                           1,322,500

              HIGH COUNTRY BANCORP, INC.

                       CONTENTS

  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Statements of Condition at
               June 30, 1998 and December 31, 1998            3

               Statements of Consolidated Income for
               the Six Months and Three Months Ended
               December 31, 1998 and 1997                     4

               Statements of Consolidated Cash Flows
               for the Six Months Ended December 31,
               1998 and 1997                                  5

               Notes to Financial Statements              6 - 7

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 8 - 11

  PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                             12

     Item 2:   Changes in Securities                         12

     Item 3:   Defaults Upon Senior Securities               12

     Item 4:   Submission of Matters to a Vote
               of Security Holders                           12

     Item 5:   Other Information                             12

     Item 6:   Exhibits and Reports on Form 8-K              12

     Signature                                               12

                    HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                     December 31,       June 30,
                                                         1998            1998
             ASSETS                                  ------------    ------------
Cash and amounts due from banks                     $  2,301,654     $  2,999,284
Interest-bearing deposits at other institutions        7,404,363        6,963,130
Mortgage-backed securities, held to maturity           3,709,592        4,326,603
Securities held-to-maturity                              310,000          310,000
Loans receivable -  net                               91,188,233       81,359,296
Federal Home Loan Bank stock, at cost                  1,160,700        1,065,500
Accrued interest receivable                              681,898          699,982
Property and equipment, net                            2,687,161        2,475,773
Mortgage servicing rights                                 21,096           29,856
Prepaid expenses and other assets                        411,953          359,231
                                                    ------------     ------------
     TOTAL ASSETS                                   $109,876,650     $100,588,655
                                                    ============     ============
             LIABILITIES AND EQUITY

LIABILITIES
Deposits                                            $ 68,581,294     $ 63,424,713
Advances by borrowers for taxes and insurance            306,372           92,954
Accounts payable and other liabilities                   610,845          566,641
Advances from Federal Home Loan Bank                  22,325,000       17,890,000
Accrued income taxes payable                                  --          288,140
Deferred income taxes                                     23,000           47,300
                                                    ------------     ------------
     TOTAL LIABILITIES                                91,846,511       82,309,748
                                                    ------------     ------------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,322,500 shares                        13,225           13,225
Paid-in capital                                       12,704,099       12,690,438
Retained earnings - substantially restricted           6,698,443        6,519,509
Note receivable from ESOP Trust                         (944,265)        (944,265)
Deferred stock awards                                   (441,363)              --
                                                    ------------     ------------
     TOTAL EQUITY                                     18,030,139       18,278,907
                                                    ------------     ------------
     TOTAL LIABILITIES AND EQUITY                   $109,876,650     $100,588,655
                                                    ============     ============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)

                                                          Three Months Ended           Six Months Ended
                                                             December 31,                 December 31,
                                                         1998            1997         1998          1997
                                                     ------------    ------------   ---------    ----------
Interest Income
   Interest on loans                                 $1,924,054       $1,514,788     $3,752,265   $2,989,522
   Interest on securities held-to-maturity               65,609           83,958        137,093      173,590
   Interest on other interest-bearing assets            109,120          120,814        240,551      151,307
                                                     ----------       ----------     ----------   ----------
          Total interest income                       2,098,783        1,719,560      4,129,909    3,314,419
                                                     ----------       ----------     ----------   ----------


Interest Expense
   Deposits                                             684,386          645,232      1,339,155    1,239,589
   Federal Home Loan Bank advances                      312,108          199,094        586,203      410,706
                                                     ----------       ----------     ----------   ----------
          Total interest expense                        996,494          844,326      1,925,358    1,650,295
                                                     ----------       ----------     ----------   ----------
          Net interest income                         1,102,289          875,234      2,204,551    1,664,124

Provision for losses on loans                            59,946           49,500        119,874       99,500
                                                     ----------       ----------     ----------   ----------
          Net income after provision
            for loan losses                           1,042,343          825,734      2,084,677    1,564,624
                                                     ----------       ----------     ----------   ----------
Noninterest Income
   Service charges on deposits                           34,043           38,877         71,453       72,475
   Other                                                  8,563            4,556         23,467        9,525
                                                     ----------       ----------     ----------   ----------
          Total noninterest income                       42,606           43,433         94,920       82,000
                                                     ----------       ----------     ----------   ----------
Noninterest Expense
  Compensation and benefits                             475,216          356,791        850,674      726,018
  Occupancy and equipment                               156,735          136,300        316,981      274,054
  Insurance and professional fees                        42,159           35,176         93,827       67,327
  Other                                                 133,023           94,302        228,757      160,678
                                                     ----------       ----------     ----------   ----------
          Total noninterest expense                     807,133          622,569      1,490,239    1,228,077
                                                     ----------       ----------     ----------   ----------
          Income before income taxes                    277,816          246,598        689,358      418,547

          Income tax expense                            101,242           89,724        264,970      157,524
                                                     ----------       ----------     ----------   ----------
          Net income                                 $  176,574       $  156,874     $  424,388   $  261,023
                                                     ==========       ==========     ==========   ==========

Basic Earnings Per Common Share                      $     0.14       $     0.01     $     0.34   $     0.01
                                                     ==========       ==========     ==========   ==========
Diluted Earnings Per Common Share                    $     0.14       $     0.01     $     0.34   $     0.01
                                                     ==========       ==========     ==========   ==========

Weighted Average Common Shares
Outstanding        Basic                              1,232,555         1,227,280     1,235,207    1,227,280
                   Diluted                            1,237,860         1,227,280     1,237,860    1,227,280

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                   Six Months Ended
                                                      December 31,
                                                  1998            1997
                                               ----------      ----------
Operating Activities
   Net income                                   $   424,388     $   261,023
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees               (149,245)        (51,731)
      Discounts on investments                        8,461           8,889
   Stock dividend received from FHLB                (39,500)        (38,600)
   Stock awards granted                             110,358              --
   ESOP market value expense                         13,661          23,815
   Provision for losses on loans                    120,000          99,500
   Deferred income taxes                            (24,300)        (15,000)
   Depreciation                                      95,444          90,940
   Net change in miscellaneous assets               (25,878)        115,416
   Net change in miscellaneous liabilities         (243,936)        180,504
                                                -----------     -----------
        Net cash provided by operating
          activities                                289,453         674,756
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                 (9,799,692)     (6,068,613)
  Principal repayments of mortgage-backed
    securities held-to-maturity                     608,550         453,178
  Purchase FHLB stock                               (55,700)             --
  Purchases of property and equipment              (306,832)        (74,086)
  Purchase of stock for MRP                        (551,721)             --
                                                -----------     -----------
        Net cash used by investing activities   (10,105,395)     (5,689,521)
                                                -----------     -----------
Financing Activities
  Issuance of common stock                               --      11,596,284
  Net change in deposits                          5,156,581         565,322
  Net change in mortgage escrow funds               213,418         259,248
  Cash dividends paid                              (245,454)             --
  Proceeds (payment)on FHLB advances              4,435,000      (2,065,000)
                                                -----------     -----------
        Net cash provided by financing
          activities                              9,559,545      10,355,854
                                                -----------     -----------
        Net (decrease)increase in cash and
          cash equivalents                         (256,397)      5,341,089
Cash and cash equivalents, beginning              9,962,414       3,276,310
                                                -----------     -----------
Cash and cash equivalents, ending               $ 9,706,017     $ 8,617,399
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $   297,254     $    27,436
   Interest                                       1,894,223       1,645,748

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               HIGH COUNTRY BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                   DECEMBER 31, 1998

Note 1.  Nature of Business

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at June 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1998 High Country
Bancorp, Inc. financial statements.

Note 3.  Regulatory Capital Requirements
At December 31, 1998, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1998:

Tangible Capital:
     Actual                 $12,438,000            11.91%
     Required                 1,566,000             1.50
     Excess                 $10,872,000            10.41%

Core Capital:
     Actual                 $12,438,000            11.91%
     Required                 3,133,000             3.00
     Excess                  $9,305,000             8.91%

Risk-Based Capital:
     Actual                 $13,266,000            19.71%
     Required                 5,385,000             8.00
     Excess                  $7,881,000            11.71%

  Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

              HIGH COUNTRY BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                  December 31, 1998

Note 4.  Mutual to Stock Conversion

On May 15, 1997, The Board of Directors of the Salida Building and Loan Association adopted a Plan of Conversion (the Plan) under which the Association converted from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and became a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Company issued common stock which was sold in the Conversion. The closing of the offering and the sale of stocks occurred on December 9, 1997 and resulted in the sale of stock totaling $13,225,000 (including $1,058,000 in shares subscribed by the ESOP). The Company transferred fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

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

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER
31, 1998

The Company's total assets increased by $9.3 million or 9.23% from $100.6 million at June 30, 1998 to $109.9 million at December 31, 1998. The increase in assets was due to loan growth of $9.8 million.

Net loans totaled $91.2 million at December 31, 1998 and $81.4 million at June 30, 1998. The majority of the increase occurred in residential mortgage loans which increased $6.8 million.
In addition to the growth in residential loans, commercial real estate loans increased $1.3 million and auto loans increased $1.0 million. The growth in loans is due to significant refinancing of residential mortgage loans due to low mortgage interest rates and the Association offering attractive rates relative to other lenders.

The allowance for loan losses totaled $831,000 at December 31, 1998 and $751,000 at June 30, 1998. As of those dates the non-performing loans in the Association's portfolio were $142,000 and $392,000. The total non-performing loans at December 31, 1998 include 23 loans secured by single family residences, business equipment and autos. The largest non-performing loan balance was $40,000. There were $42,000 of loans charged off and $2,000 of recoveries of previous loan losses during the six months ended December 31, 1998. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 1998, the ratio of the allowance for loan losses to net loans was .91%. as compared to .92% at June 30, 1998.

At December 31, 1998, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $4.0 million and an estimated fair value of $4.0 million. The balance of the Company's investment portfolio at December 31, 1998 consists of interest bearing deposits with various financial institutions totaling $7.4 million.

At December 31, 1998 deposits increased to $68.6 million from $63.4 million at June 30, 1998 or a net increase of 8.20%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank increased to $22.3 million at December 31, 1998, from $17.9 million at June 30,
1998.  The increase was used to fund loan growth.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND 1997

Net Income.   The Company's net income for the three months
ended December 31, 1998 was $177,000 compared to net income of $157,000 for the three months ended December 31, 1997. The $20,000 increase in net income for the three months ended December 31, 1998 resulted principally from increased interest income. The increase in interest income offset increased compensation expense associated with the adoption of new benefit plans in conjunction with becoming a stock company.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Interest Income. Net interest income for the three months ended December 31, 1998 was $1,102,000 compared to $875,000 for the three months ended December 31, 1997. The increase in net interest income for the three months ended December 31, 1998 was due to an increase in interest earning assets from $82.1 million as of December 31, 1997 to $104.5 million as of December 31, 1998, less the effect of the increase in interest bearing accounts from $64.3 million at December 31, 1997 to $87.3 million at December 31, 1998. The increase in interest earning assets offset a decrease in the interest rate spread from 3.73% for the three months ended December 31, 1997 to 3.54% for the three months ended December 31, 1998. This was caused by a decrease in the average yield on earning assets from 8.77% at December 31, 1997 to 8.26% at December 31, 1998. The decrease was due to refinancing of higher rate mortgage loans to lower rates. The interest rate spread was also affected by a decrease in the average cost of interest bearing liabilities from 5.04% at December 31, 1997 to 4.72% at December 31, 1998.

Allowance for Loan Losses. The provision for loan losses for the three months ended December 31, 1998 was $60,000 as compared to $50,000 for the three months ended December 31, 1997. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made which include a larger percentage of auto and commercial loans, and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Expenses. Non-interest expenses were $807,000 for the three months ended December 31, 1998 as compared to $623,000 for the three months ended December 31, 1997. The majority of the increase occurred in compensation and benefit expense which increased $118,000. The increase was primarily due to due expenses of $110,000 which were associated with the adoption of the Management Recognition Plan. The plan was approved by stockholders December 15, 1998. The remainder of the increase is attributable to Company legal and accounting expenses, higher data processing expenses associated with growth and other miscellaneous expenses.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1998 AND 1997

Net Income. The company's net income for the six months ended December 31, 1998 was $424,000 compared to $261,000 for the six months ended December 31, 1997. The increase in net income for the six months ended December 31, 1998 resulted primarily from higher interest income. The higher interest income offset increases in compensation and benefit expenses, Company expenses and other expenses due to growth.

Net Interest Income. Net interest income for the six months ended December 31, 1998 was $2,205,000 compared to $1,664,000 for the six months ended December 31, 1997. The increase is attributed to interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The increase in interest earning assets offset a decrease in the interest rate spread from 3.76% for the six months ended December 31, 1997 to 3.63% for the six months ended December 31, 1998. The decrease in the interest rate spread was caused by a decrease in the average yield on interest earning assets from 8.68% for the six months ended December 31, 1997 to 8.32% for the six months ended December 31, 1998. The decrease in yields reflects the significant refinancing activity of residential mortgage loans to lower rates. The interest rate spread was also affected by a decrease in the average cost of interest bearing liabilities from 4.92% for the six months ended December 31, 1997 to 4.69% for the six months ended December 31, 1998. This decrease reflects re-pricing of deposits and FHLB advances at lower rates.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Allowance for Loan Losses. The provision for loan losses for the six months ended December 31, 1998 was $120,000 as compared to $100,000 for the six months ended December 31, 1997. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Expenses. The non-interest expenses for the six months ended December 31, 1998 were $1,490,000 compared to $1,228,000 for the six months ended December 31, 1997. The increase was due to higher compensation and benefit expense associated with the adoption of a Management Recognition Plan, Company legal and accounting expenses, and higher data processing, other expenses associated with growth and with becoming a publicly-owned company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Association has historically maintained a level of liquid assets in excess of regulatory requirements. The Association's liquidity ratios at December 31, 1998 and 1997 were 6.85% and 15.49%, respectively.

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

YEAR 2000 READINESS DISCLOSURE

The Company is continually evaluating the potential effect of the year 2000 on its information processing systems. Because critical computer systems and software are vendor maintained, the Company is not directly involved with programming changes or application upgrades. The Company expects the providers to be compliant on a timely basis and is testing the compliance efforts. The Association's primary data processor has indicated that renovations to their system for year 2000 compliance are complete. The

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Association tested the system in September 1998 in a year 2000 environment and did not encounter any problems. The Association will continue to test this system as well as other critical systems during 1999. The primary data processor is also testing the interfaces they have with other systems for year 2000 compliance. It is management's opinion that the modifications will not have a material effect on the Company's financial position. All costs associated with modifications will be expensed as incurred.

The Association has developed a contingency and business resumption plan in case critical systems are not year 2000 ready or fail in the year 2000. The plan has identified alternative means of operations in case a system is not expected to be year 2000 ready by a certain date or malfunctions in the year 2000. The disaster plan for the majority of the systems includes pre-year 2000 procedures as well as post-year 2000 procedures. The pre-year 2000 procedures include having customer information, forms and software available for critical systems. The post-year 2000 procedures have been developed to identify alternatives if critical systems fail in the year 2000. Depending on the problems encountered in the post-year 2000 environment, the contingency and business resumption plan includes working from a manual basis to a fully functioning basis. The plan is reviewed on an ongoing basis.

               HIGH COUNTRY BANCORP, INC.

              PART II - OTHER INFORMATION




  ITEM 1: Legal Proceedings

          None

  ITEM 2: Changes in Securities

          None

  ITEM 3: Defaults Upon Senior Securities

          Not Applicable

  ITEM 4: Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting on December 15, 1998 in Salida, Colorado to vote on the election of three directors of the Company, approval of the High Country Bancorp, Inc. Stock Option and Incentive Plan, and approval of the High Country Bancorp, Inc. Management Recognition Plan. At the meeting Richard
          A. Young was elected to a one year term and Philip W. Harsh and Scott G. Erchul were elected to three year terms, each receiving more than 98% of the votes cast. The High Country Bancorp, Inc Stock Option and Incentive Plan and the High Country Bancorp, Inc. Management Recognition Plan were also approved, receiving 69% and 67% of the votes cast, respectively.


  ITEM 5: Other Information

          None

  ITEM 6: Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule


  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   High Country Bancorp, Inc.
                                   Registrant

  Date February 9, 1999           /s/ Larry D. Smith
                                   ---------------------------
                                   Larry D. Smith, President