Form 10QSB
period 1999-03-31
HIGH COUNTRY BANCORP INC
filed 1999-05-14
CIK 1044676

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

Commission file number        0-23409

                     High Country Bancorp, Inc.
     --------------------------------------------------------
    (Exact Name of Small business Issuer as Specified in Its
                          Charter)

          Colorado                               84-1438612
--------------------------------             -------------------
(State of Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)



            130 West 2nd Street, Salida Colorado  81201
           ---------------------------------------------
              (Address of Principal Executive Offices)

                          719-539-2516
           ---------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

   Check whether the issuer's: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

         Yes   X        No
             _____         _____


   State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:
  Shares of common stock, $.01 par value outstanding as of
March 31, 1999    1,322,500

                    HIGH COUNTRY BANCORP, INC.

                           CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Consolidated Statements of Condition at
            June 30, 1998 and March 31, 1999                   3

            Statements of Consolidated Income for
            the Nine Months and Three Months Ended
            March 31, 1999 and 1998                            4

            Statements of Consolidated Cash Flows for the
            Nine Months Ended March 31, 1999 and 1998          5

            Notes to Financial Statements                  6 - 7

   Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                 8 - 11

PART II - OTHER INFORMATION

   Item 1:  Legal Proceedings                                 12

   Item 2:  Changes in Securities                             12

   Item 3:  Defaults Upon Senior Securities                   12

   Item 4:  Submission of Matters to a Vote of
            Security Holders                                  12

   Item 5:  Other Information                                 12

   Item 6:  Exhibits and Reports on Form 8-K                  12

   Signature                                                  12

                    HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                        March 31        June 30,
                                                         1999            1998
             ASSETS                                  ------------    ------------
Cash and amounts due from banks                     $  1,886,850     $  2,999,284
Interest-bearing deposits at other institutions        4,723,341        6,963,130
Mortgage-backed securities, held to maturity           3,484,605        4,326,603
Securities held to maturity                              310,000          310,000
Loans receivable -  net                               96,111,774       81,359,296
Federal Home Loan Bank stock, at cost                  1,180,700        1,065,500
Accrued interest receivable                              753,532          699,982
Property and equipment, net                            2,678,417        2,475,773
Mortgage servicing rights                                 17,168           29,856
Prepaid expenses and other assets                        364,605          359,231
                                                    ------------     ------------
     TOTAL ASSETS                                   $111,510,992     $100,588,655
                                                    ============     ============
             LIABILITIES AND EQUITY

LIABILITIES
Deposits                                            $ 70,690,044     $ 63,424,713
Advances by borrowers for taxes and insurance            175,476           92,954
Accounts payable and other liabilities                   624,624          566,641
Advances from Federal Home Loan Bank                  21,775,000       17,890,000
Accrued income taxes payable                               9,179          288,140
Deferred income taxes                                     13,600           47,300
                                                    ------------     ------------
     TOTAL LIABILITIES                                93,287,923       82,309,748
                                                    ------------     ------------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,322,500 shares                        13,225           13,225
Paid-in capital                                       12,709,609       12,690,438
Retained earnings - substantially restricted           6,885,863        6,519,509
Note receivable from ESOP Trust                         (944,265)        (944,265)
Deferred stock awards                                   (441,363)              --
                                                    ------------     ------------
     TOTAL EQUITY                                     18,223,069       18,278,907
                                                    ------------     ------------
     TOTAL LIABILITIES AND EQUITY                   $111,510,992     $100,588,655
                                                    ============     ============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)

                                                          Three Months Ended           Six Months Ended
                                                               March 31,                   March 31,
                                                         1999            1998         1999          1998
                                                     ------------    ------------   ---------    ----------
Interest Income
   Interest on loans                                 $1,976,784       $1,609,529     $5,729,049   $4,599,051
   Interest on securities held-to-maturity               60,641           82,302        197,734      255,892
   Interest on other interest-bearing assets             88,272           97,779        328,823      249,086
                                                     ----------       ----------     ----------   ----------
          Total interest income                       2,125,697        1,789,610      6,255,606    5,104,029
                                                     ----------       ----------     ----------   ----------


Interest Expense
   Deposits                                             663,226          560,968      2,002,381    1,800,557
   Federal Home Loan Bank advances                      327,517          203,735        913,720      614,441
                                                     ----------       ----------     ----------   ----------
          Total interest expense                        990,743          764,703      2,916,101    2,414,998
                                                     ----------       ----------     ----------   ----------
          Net interest income                         1,134,954        1,024,907      3,339,505    2,689,031

Provision for losses on loans                            59,928           59,878        179,802      159,378
                                                     ----------       ----------     ----------   ----------
          Net income after provision
            for loan losses                           1,075,026          965,029      3,159,703    2,529,653
                                                     ----------       ----------     ----------   ----------
Noninterest Income
   Service charges on deposits                           33,726           38,086        105,179      110,561
   Other                                                  7,014            4,752         30,481       14,277
                                                     ----------       ----------     ----------   ----------
          Total noninterest income                       40,740           42,838        135,660      124,838
                                                     ----------       ----------     ----------   ----------
Noninterest Expense
  Compensation and benefits                             471,398          384,545      1,322,072    1,110,563
  Occupancy and equipment                               162,905          138,737        479,886      412,791
  Insurance and professional fees                        62,246           47,046        156,073      114,373
  Other                                                 124,195          122,484        352,952      283,162
                                                     ----------       ----------     ----------   ----------
          Total noninterest expense                     820,744          692,812      2,310,983    1,920,889
                                                     ----------       ----------     ----------   ----------
          Income before income taxes                    295,022          315,055        984,380      733,602

          Income tax expense                            107,600          120,422        372,570      277,946
                                                     ----------       ----------     ----------   ----------
          Net income                                 $  187,422       $  194,633      $ 611,810    $ 455,656
                                                     ==========       ==========     ==========   ==========

Basic Earnings Per Common Share                      $     0.16       $     0.16     $     0.50   $     0.17
                                                     ==========       ==========     ==========   ==========
Diluted Earnings Per Common Share                    $     0.16       $     0.16     $     0.50   $     0.17
                                                     ==========       ==========     ==========   ==========

Weighted Average Common Shares
Outstanding        Basic                              1,206,029        1,227,280      1,225,481    1,227,280
                   Diluted                            1,206,029        1,227,280      1,225,481    1,227,280

Dividends Per Common Share                           $       --       $       --     $     0.20   $       --
                                                     ==========       ==========     ==========   ==========


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Nine Months Ended
                                                         March 31,
                                                   1999            1998
                                                ----------      ----------
Operating Activities
   Net income                                   $   611,810     $   455,656
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees               (178,444)        (95,059)
      Discounts on investments                       11,674          13,901
   Stock dividend received from FHLB                (59,500)        (57,500)
   Stock awards granted                             110,358              --
   ESOP market value expense                         19,171          36,709
   Provision for losses on loans                    180,000         159,378
   Deferred income taxes                            (33,700)        (24,600)
   Depreciation                                     142,048         136,849
   Net change in miscellaneous assets               (46,236)        (23,785)
   Net change in miscellaneous liabilities         (220,978)        322,311
                                                -----------     -----------
        Net cash provided by operating
          activities                                536,203         923,860
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                (14,754,034)    (11,028,293)
  Principal repayments of mortgage-backed
    securities held-to-maturity                     830,324         729,447
  Purchase of securities held to maturity                --        (310,000)
  Purchase FHLB stock                               (55,700)             --
  Purchases of property and equipment              (344,692)        (90,954)
  Purchase of stock for MRP                        (551,721)             --
                                                -----------     -----------
        Net cash used by investing activities   (14,875,823)    (10,699,800)
                                                -----------     -----------
Financing Activities
  Issuance of common stock                               --      11,596,284
  Net change in deposits                          7,265,331       2,739,543
  Net change in mortgage escrow funds                82,522        (127,175)
  Cash dividends paid                              (245,456)             --
  Proceeds (payment)on FHLB advances              3,885,000         935,000
                                                -----------     -----------
        Net cash provided by financing
          activities                             10,987,397      15,143,652
                                                -----------     -----------
        Net (decrease)increase in cash and
          cash equivalents                       (3,352,223)      5,367,712

Cash and cash equivalents, beginning              9,962,414       3,276,310
                                                -----------     -----------
Cash and cash equivalents, ending               $ 6,610,191     $ 8,644,022
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $   396,458     $    68,258
   Interest                                       2,899,266       1,794,528

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                          MARCH 31, 1999

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the Nine months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1998 High Country
Bancorp, Inc. financial statements.

Note 3.  Regulatory Capital Requirements

At March 31, 1999, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March
31, 1999:

Tangible Capital:

    Actual                $12,608,000                11.64%
    Required                1,625,000                 1.50
    Excess                $10,983,000                10.14%

Core Capital:
    Actual                $12,608,000                11.64%
    Required                3,251,000                 3.00
    Excess                 $9,357,000                 8.64%

Risk-Based Capital:
    Actual                 $13,472,000               18.97%
    Required                 5,683,000                8.00
    Excess                  $7,789,000               10.97%


    Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                      HIGH COUNTRY BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                          March 31, 1999

Note 4.  Mutual to Stock Conversion

On May 15, 1997, The Board of Directors of the Salida Building and Loan Association adopted a Plan of Conversion (the Plan) under which the Association converted from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and became a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Company issued common stock that was sold in the Conversion. The closing of the offering and the sale of stocks occurred on December 9, 1997 and resulted in the sale of stock totaling $13,225,000 (including $1,058,000 in shares subscribed by the ESOP). The Company transferred fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

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

                    HIGH COUNTRY BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND
MARCH 31, 1999

The Company's total assets increased by $10.9 million or 10.86% from $100.6 million at June 30, 1998 to $111.5 million at March 31, 1999. The increase in assets was due to loan growth of $14.8 million. The loan growth was partially offset by lower cash and amounts due from banks and interest-bearing deposits.

Net loans totaled $96.1 million at March 31, 1999 and $81.4 million at June 30, 1998. The majority of the increase occurred
in residential mortgage loans, which increased $9.0 million.   In
addition to the growth in residential loans, auto loans increased $1.9 million, commercial loans increased $1.5 million, and commercial real estate loans increased $1.1 million. The growth in loans is due to significant refinancing of residential mortgage loans due to low mortgage interest rates, seasonal commercial borrowing, and a strong local economy.

The allowance for loan losses totaled $864,000 at March 31, 1999 and $751,000 at June 30, 1998. As of those dates the non-performing loans in the Association's portfolio were $253,000 and $392,000, respectively. The total non-performing loans at March 31, 1999 include 18 loans secured by single family residences, business equipment and autos. The largest non-performing loan balance was $74,000. There was $70,000 of loans charged off and $3,000 of recoveries of previous loan losses during the nine months ended March 31, 1999. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At March 31, 1999, the ratio of the allowance for loan losses to net loans was .90%. as compared to .92% at June 30, 1998.

At March 31, 1999, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $3.8 million and an estimated fair value of $3.8 million. The balance of the Company's investment portfolio at March 31, 1999 consists of interest bearing deposits with various financial institutions totaling $4.7 million. The interest bearing deposits decreased $2.2 million since June 30, 1998. The decrease was used to fund loan growth.

At March 31, 1999 deposits increased to $70.7 million from $63.4 million at June 30, 1998 or a net increase of 11.45%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank increased to $21.8 million at March 31, 1999, from $17.9 million at June 30, 1998.
The increase was used to fund loan growth.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998

Net Income.   The Company's net income for the three months ended
March 31, 1999 was $187,000 compared to net income of $195,000 for the three months ended March 31, 1998. The $8,000 decrease in net income for the three months ended March 31, 1999 resulted principally from increased

                    HIGH COUNTRY BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

compensation expense. The increase in interest income did not offset increased compensation expense associated with the adoption of new benefit plans in conjunction with becoming a stock company and the hiring of additional employees. The additional employees included a new commercial loan officer and loan originators for an in-house mortgage banking operation.

Net Interest Income. Net interest income for the three months ended March 31, 1999 was $1,135,000 compared to $1,025,000 for the three months ended March 31, 1998. The increase in net interest income for the three months ended March 31, 1999 was due to an increase in interest earning assets from $87.2 million as of March 31, 1998 to $106.5 million as of March 31, 1999, less the effect of the increase in interest bearing accounts from $70.0 million at March 31, 1998 to $88.7 million at March 31, 1999. The increase in interest earning assets offset a decrease in the interest rate spread from 3.90% for the three months ended March 31, 1998 to 3.56% for the three months ended March 31, 1999. This was caused by a decrease in the average yield on earning assets from 8.46% at March 31, 1998 to 8.06% at March 31, 1999. The decrease was due to refinancing of higher rate mortgage loans to lower rates. The interest rate spread was also affected by a decrease in the average cost of interest bearing liabilities from 4.56% at March 31, 1998 to 4.50% at March 31, 1999.

Non-interest Expenses. Non-interest expenses were $821,000 for the three months ended March 31, 1999 as compared to $693,000 for the three months ended March 31, 1998. The majority of the increase occurred in compensation and benefit expense, which increased $87,000. The increase was due to the additional employees and expenses from the adoption of the Management Recognition Plan. The remainder of the increase is attributable to Company legal and accounting expenses, higher data processing expenses associated with growth and other miscellaneous expenses.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
MARCH 31, 1999 AND 1998

Net Income. The Company's net income for the nine months ended March 31, 1999 was $612,000 compared to $456,000 for the nine months ended March 31, 1998. The increase in net income for the nine months ended March 31, 1999 resulted primarily from higher interest income. The higher interest income offset increases in compensation and benefit expenses, Company legal and accounting expenses and other expenses due to growth.

Net Interest Income. Net interest income for the nine months ended March 31, 1999 was $3,340,000 compared to $2,689,000 for the nine months ended March 31, 1998. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The increase in interest earning assets offset a decrease in the interest rate spread from 3.85% for the nine months ended March 31, 1998 to 3.61% for the nine months ended March 31, 1999. The decrease in the interest rate spread was caused by a decrease in the average yield on interest earning assets from 8.60% for the nine months ended March 31, 1998 to 8.25% for the nine months ended March 31, 1999. The decrease in yields reflects the significant refinancing activity of residential mortgage loans to lower rates. The interest rate spread was also affected by a decrease in the average cost of interest bearing liabilities from 4.75% for the nine months ended March 31, 1998 to 4.64% for the nine months ended March 31, 1999. This decrease reflects re-pricing of deposits and FHLB advances at lower rates.

                   HIGH COUNTRY BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses. The provision for loan losses for the nine months ended March 31, 1999 was $180,000 as compared to $159,000 for the nine months ended March 31, 1998. The increase in the provision was due to the increase in the balance of loans held by the Association, the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Expenses. The non-interest expenses for the nine months ended March 31, 1999 were $2,311,000 compared to $1,921,000 for the nine months ended March 31, 1998. The increase was due to higher compensation and benefit expense associated with the adoption of a Management Recognition Plan, additional employees, Company legal and accounting expenses, higher data processing, and other expenses associated with growth and with becoming a publicly-owned company.

Dividends Paid. The Company paid a $0.20 per share dividend during the nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consist of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1998 when the requirement was lowered to 4%. The Association has historically maintained a level of liquid assets in excess of regulatory requirements. The Association's liquidity ratios at March 31, 1999 and 1998 were 5.04% and 5.73%, respectively.

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

YEAR 2000 READINESS DISCLOSURE

The Company is continually evaluating the potential effect of the year 2000 on its information processing systems. Because critical computer systems and software are vendor maintained, the Company is not

                    HIGH COUNTRY BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


directly involved with programming changes or application upgrades. The Company expects the providers to be compliant on a timely basis and is testing the compliance efforts. The Association's primary data processor has indicated that renovations to their system for year 2000 compliance are complete. The Association tested the system in September 1998 in a year 2000 environment and did not encounter any problems. The Association will continue to test this system as well as other critical systems during 1999. The primary data processor is also testing the interfaces they have with other systems for year 2000 compliance. The data processor has completed testing 61% of the third party interfaces. The data processor has not encountered Year 2000 problems with these tests. It is management's opinion that the modifications will not have a material effect on the Company's financial position. All costs associated with modifications will be expensed as incurred.

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

          None

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       High Country Bancorp, Inc.
                                       Registrant

Date    May 13, 1999                /s/ Larry D. Smith
     ---------------------          --------------------------
                                    Larry D. Smith, President