Form 10KSB
period 1999-06-30
HIGH COUNTRY BANCORP INC
filed 1999-09-28
CIK 1044676

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ TO _______________

                        Commission File Number: 0-23409

                          HIGH COUNTRY BANCORP, INC.
                          --------------------------
                (Name of Small Business Issuer in its Charter)

           Colorado                                      84-1438612
           --------                                      ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

  130 West 2nd Street, Salida, Colorado                     81201
-----------------------------------------                   -----
(Address of Principal Executive Offices)                 (Zip Code)

        Issuer's Telephone Number, Including Area Code:  (719) 539-2516
                                                         --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

     Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                       ---
NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       ---

     State registrant's revenues for its most recent fiscal year: $8,725,030

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($12.25 per share on September 15, 1999), was approximately $9,882,198. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of September 15, 1999, there were issued and outstanding 1,284,719 shares of the registrant's common stock, of which 478,009 shares were held by affiliates (as defined above).

     Transitional Small Business Disclosure Format (check one): YES ___ NO  X
                                                                           ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (Parts I and II)

     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

                                    PART I

Item 1.   Business
------------------

General

  High Country Bancorp, Inc. High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado in August 1997 for the purpose of becoming a savings and loan holding company for Salida Building and Loan Association ("Salida" or the "Association"). On December 9, 1997, the Association consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 1,322,500 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $13.2 million and net proceeds of $12.7 million. The Company purchased all of the capital stock of the Association with $5.8 million of the offering proceeds. On May 24, 1999, the Company announced that it was commencing a stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 132,250 shares, over a 12-month period. As of September 15, 1999 the Company had repurchased 37,781 shares of its Common Stock under this program.

  The Company engages in no significant activity other than investing the proceeds of the offering of Common Stock which it retained, holding the stock of the Association and operating the business of a savings and loan association through the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiaries.

  The Company's executive offices are located at 130 West 2nd Street, Salida, Colorado. Its telephone number is (719) 539-2516.

  Salida Building and Loan Association. The Association is a federal stock savings and loan association operating through offices located in Salida, Colorado, Buena Vista, Colorado and Leadville, Colorado and serving Chaffee, Lake, Western Fremont and Saguache Counties in Colorado. The Association was chartered in 1886 as the first state-chartered building and loan association in Colorado. The Association received federal insurance of its deposit accounts and became a member of the FHLB in 1937. The Association became a federally-chartered association on August 16, 1993 under its current name of Salida Building and Loan Association. Effective December 9, 1997, the Association became a stock savings and loan association. At June 30, 1999, the Association had total assets of $114.0 million, loans receivable (net) of $98.4 million, total deposits of $72.6 million and equity of $18.0 million.

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

  The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Association's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Association is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Topeka, which is one of 12 regional banks in the FHLB System. The Association is further subject to regulations of the Federal Reserve Board governing reserves to be maintained and certain other matters. Regulations significantly affect the operations of the Association. See "Regulation of the Association."

  The Association's executive offices are located at 130 West 2nd Street, Salida, Colorado 81201-0309, and its main telephone number is (719) 539-2516.

Market Area

  The Association's market area for gathering deposits and making loans is Chaffee, Lake, Western Fremont and Saguache Counties in Colorado, which is located in central Colorado.

  Tourism related businesses are the base of the market area's economy. The primary employers in the market area are the tourism industry and the government. As of 1990, the market area had a population of approximately 23,000. Major employers in the area include the Colorado Department of Corrections, the Heart of the Rockies Medical Center, local school districts and governments and Wal Mart. In addition, the area is a frequent destination for retirees, self-employed individuals and telecommuters who wish to take advantage of the recreation and beauty that the Rocky Mountains offer. Major towns (population) in the market area include Salida (4,737), Buena Vista (1,752) and Leadville (2,659).

Proposed Legislative and Regulatory Changes

  Separate legislation has been adopted by each of the House of Representatives ("House") and Senate in the U.S. Congress which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Association. A joint House-Senate Committee is working to draft a final bill for final legislative action. At this time, management does not know what form the final legislation might take, or if enacted into law, how the legislation would affect the Company's and Association's business and operations and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Association -- Proposed Legislative and Regulatory Changes."

Lending Activities

  General. The Association's loan portfolio, net, totaled $98.4 million at June 30, 1999, representing 86.3% of total assets at that date. Substantially all loans are originated in the market area. At June 30, 1999, $64.0 million, or 62.8% of the Association's gross loan portfolio consisted of one- to four-family, residential mortgage loans. Other loans secured by real estate include commercial real estate loans which amounted to $8.5 million or 8.4% of the gross loan portfolio and land development loans, which amounted to $3.2 million or 3.2% of the gross loan portfolio at June 30, 1999. The Association also originates consumer loans, most of which are automobile loans, and commercial business loans. At June 30, 1999, consumer loans totaled $11.9 million, or 11.7% of the gross loan portfolio, and commercial business loans totaled $9.1 million or 8.9% of the gross loan portfolio.

Analysis of Loan Portfolio

  Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At June 30, 1999, the Association had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                      At June 30,
                                                  ----------------------------------------------------
                                                           1999                         1998
                                                  ----------------------       -----------------------
                                                   Amount           %           Amount            %
                                                  --------       -------       --------        -------
                                                                 (Dollars in thousands)
Mortgage Loans:
  One- to four-family.......................      $ 63,965        64.98%       $ 55,330         68.01%
  Commercial................................         8,504         8.64           4,913          6.04
  Construction..............................         4,468         4.54           5,229          6.43
  Land development..........................         3,209         3.26           2,795          3.43
                                                  --------       -------       --------        -------
     Total mortgage loans...................        80,146        81.42          68,267         83.91
                                                  --------       -------       --------        -------
Consumer loans..............................        11,921        12.11           8,360         10.28
Loans on savings accounts...................           691         0.70           1,213          1.49
Commercial loans............................         9,058         9.20           6,580          8.09
Other loans.................................            15         0.02             101           .12
                                                  --------       -------       --------        -------
Total loans.................................       101,831       103.45          84,521        103.89
                                                  --------       -------       --------        -------

Less:
  Undisbursed loans in process..............         1,954         1.99           1,938          2.38
   Deferred fees and discounts..............           534         0.54             473           .58
  Allowance for losses......................           910         0.92             751           .93
                                                  --------       -------       --------        -------
Loan portfolio, net.........................      $ 98,433       100.00%       $ 81,359        100.00%
                                                  ========       =======       ========        =======

Loan Maturity Schedule

  The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                              Three       Three to         One to        Three to      Five to       Over
                              Months    Twelve Months    Three Years    Five Years    Ten Years    Ten Years     Total
                              ------    -------------    -----------    ----------    ---------    ---------    -------
                                                                      (In thousands)
Mortgage loans:
  One- to four-family........ $  273           $1,098         $  671        $2,857      $ 8,276      $50,790    $63,965
  Commercial.................      2            1,043            809         3,048        2,601        1,001      8,504
  Construction...............    921            3,547             --            --           --           --      4,468
  Land development...........    197            1,651          1,218            13          130           --      3,209
                              ------           ------         ------        ------      -------      -------    -------
     Total................... $1,393           $7,339         $2,698        $5,918      $11,007      $51,791    $80,146
                              ======           ======         ======        ======      =======      =======    =======

  The next table sets forth at June 30, 1999, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                        Predetermined              Floating or
                                            Rate                 Adjustable Rates
                                        -------------            ----------------
                                                   (In thousands)
          Mortgage loans
           One- to four-family.............   $59,702                      $4,263
           Commercial......................     8,054                         450
           Construction....................     4,468                           0
           Land  development...............     3,209                           0
                                              -------                      ------
            Total..........................   $75,433                      $4,713
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

  One- to Four-Family Real Estate Loans. The Association's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 1999, $64.0 million, or 64.98%, of the Association's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $4.3 million, or 4.33%, carried adjustable interest rates. The Association estimates that the average size of the residential mortgages that it currently originates is $78,000.

  The Association originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Due to customer preferences for fixed-rate loans, the Association has had difficulty originating a large volume of ARMs in recent years. Most fixed-rate mortgage loans are originated for terms of 15 or 30 years. ARMs are originated for terms of up to 30 years. The Association's ARMs have interest rates that adjust every year, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the rate on one-year U.S. Treasury securities, adjusted to a constant maturity. The current margin is two and one-half percentage points. Historically, all loans originated by the Association have been retained in the Association's loan portfolio. However, in June 1997 and June, 1996, the Association sold two large blocks of fixed-rate loans of $3.9 million and $5.8 million, respectively, in order to manage interest rate risk. Although the Association did not sell any loans in the year ended June 30, 1998, the Association began selling new loans the Federal Home Loan Mortgage Corporation ("FHLMC") in April 1999. For the year ended June 30, 1999, the Association sold fixed rate loans of $5.7 million.

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

  The Association also originates second mortgage loans and home equity lines of credit primarily for its existing one- to four-family first mortgage customers. At June 30, 1999, $5.7 million or 5.83% of the Association's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Home equity loans are underwritten with terms of 20 years with an adjustable rate. Second mortgages and home equity loans are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens.

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

  Loan proceeds are disbursed during the construction phase (a maximum of 12 months) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 1999, $4.1 million, or 4.01%, of the Association's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. The Association had an additional $385,000, or 0.38%, of the Association's gross loan portfolio, in loans to finance the construction of a commercial property at June 30, 1999. Approximately 80% of all construction loans originated by the Association convert into permanent loans upon completion of the construction phase.

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

  Land Development Loans. The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale, and loans secured by raw land, such as cattle ranching acreage. Such loans are secured by a lien on the property, are generally limited to 70% of the developed value of the secured property and are typically made for a period of one-year, renewable based on negotiations with the Association. Most land development loans are expected to be fully paid off five years after the original date of the loan. The Association generally requires semi-annual interest payments during the term of the land loan. The amount of funds available under the Association's land loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are developed, sold and released. All of the Association's land loans are secured by property located in its primary market area. In addition, the Association obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 1999, the Association had $3.2 million of land development loans, which constituted 3.15% of the gross loan portfolio at such date. This total includes one loan of $350,000, which is one of the Association's ten largest loans. The Association originated $1.8 million and $1.6 million in land development loans during fiscal 1999 and fiscal 1998, respectively. Land development loans generally involve a higher degree of risk than residential mortgage lending in that there are large loan balances to single borrowers, and the initial estimate of the property value at completion may be inaccurate due to market variations and the difficulty in selling lots for home building. The success of such land development projects is sensitive to changes in supply and demand conditions in the local housing market, as well as regional and economic conditions generally. Although the Association has attempted to reduce these risks, as noted above, potential investors should be aware of these factors in making their investment decision.

  Commercial Real Estate Loans. At June 30, 1999, loans secured by commercial real estate properties totaled $8.5 million, and represented 8.64% of the Association's loan portfolio. Commercial real estate loans are secured by ranches, motels, small office buildings and retail stores and other non-residential property. Some of the Association's commercial real estate loans are made to local businesses connected to the tourism and recreational rafting industries, which predominate in the Association's primary market area. At June 30, 1999, the Association's two largest loans were a $1.3 million loan secured by a cattle ranch and $980,000 loan secured by a motel in Salida, Colorado. Substantially all of the Association's commercial real estate loans are secured by property located within the Association's market area and were current and performing at June 30, 1999.

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

  With certain limited exceptions, the maximum amount that the Association may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 1999, the maximum amount that the Association could have loaned to any one borrower without prior OTS approval was approximately $2.0 million. At June 30, 1999, the largest aggregate amount of loans that the Association had outstanding to any one borrower and their related interests was $1.5 million and consisted of six loans, including a $1.3 million loan secured by a cattle ranch near Salida, Colorado. The largest single loan outstanding was a $1.3 million loan secured by a cattle ranch property, which is discussed above.

  Commercial Business Loans. At June 30, 1999, the Association had $9.1 million in commercial business loans which represented 8.90% of the Association's gross loan portfolio. The Association is permitted to invest up to 20% of its assets in commercial loans. The Association's commercial business lending activities are directed towards small businesses located in its market area, including those connected to the tourism industry, such as recreational vehicle ("RV") dealers, rafting companies and other tourist-related businesses. Generally, the Association's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. From time to time, the Association has engaged in dealer floor-plan lending with a limited number of dealerships with which the Association has had substantial experience. At June 30, 1999, the Association had dealer floor-plan loans of $660,000 and $578,000, and a heavy equipment loan of $455,000. Commercial business loans usually carry a fixed rate and generally are underwritten for a maximum of five years.

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

          Consumer Loans. The Association's consumer loans, which totaled $12.6 million or 12.40% of the gross loan portfolio at June 30, 1999, includes primarily loans secured by deposit accounts, automobile loans and other personal loans, which represented 0.70%, 12.11%, and 0.01% of its total loan portfolio, respectively, at June 30, 1999. The Association also makes RV and boat loans, tractor loans and home improvement loans pursuant to its consumer lending authority. The Association has recently emphasized consumer lending because of the higher yields and shorter-terms of such loans.

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

          Secured loans in amounts of up to $240,000 may be approved by two members of the Association's loan committee. All loans in excess of $500,000 must be approved by the Board of Directors. Branch Managers may approve consumer loans of up to $10,000, or up to $30,000 with the approval of the consumer loan officer. Consumer loans of up to $100,000 may be approved by two members of the loan committee, while consumer loans over $100,000 must be approved by four members of the loan Committee. Commercial loans of up to $100,000 may be approved by two members of the loan committee, while such loans over $100,000 to $500,000 are approved by three loan committee members and one outside Director and loans of $500,000 or over go to the full Board.

          Loan applicants are promptly notified in writing of the Association's decision. If the loan is approved, the notification will provide that the Association's commitment will generally terminate within 30 days of the approval. It has been the Association's experience that substantially all approved loans are funded.

          Loan Originations, Purchases and Sales. Historically, most loans originated by the Association have been held in the Association's portfolio until maturity. Beginning in April 1999, the Association began ongoing sales of new fixed rate single family residential terms to the FHLMC. The sales to the FHLMC were done to increase fee income, lower interest rate risk and compete with mortgage bankers. During 1998, the Association did not sell any loans.

          The following table sets forth certain information with respect to the Association's loan origination activity for the periods indicated. The Association has not purchased any loans in the periods presented.


                                                         Year Ended June 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  --------
                                                            (In thousands)

Net loans, beginning of period.........................    $81,359   $63,127

Origination by type:
--------------------
Mortgage loans:
   One- to four-family.................................    $41,451   $26,580
   Commercial..........................................      3,560     1,979
   Land development....................................      1,814     1,559
Consumer loans.........................................      9,455    10,890
Loans on savings accounts..............................        325     1,007
Commercial loans.......................................      5,570     7,336
                                                           -------   -------
     Total loans originated............................     62,175    49,351
                                                           -------   -------

Loans sold.............................................      5,666        --
                                                           -------   -------
Repayments.............................................     39,671    30,093
                                                           -------   -------
Decrease (increase) in other items, net................        236    (1,026)
                                                           -------   -------

     Net increase (decrease) in loans receivable, net..     17,074    18,232
                                                           -------   -------

Net loans, end of period...............................    $98,433   $81,359
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

                                                         At June 30,
                                                   --------------------
                                                    1999           1998
                                                   ------        ------
                                                      (In thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    One- to four-family..........................  $  55          $ 157
    Commercial...................................     34             --
    Land development.............................     --             --
Consumer.........................................     34             42
Commercial.......................................    152            193
Other............................................     --             --
                                                   -----          -----
        Total....................................    275            392
                                                   -----          -----

Accruing loans delinquent 90 days or more:
  Real estate:
    One- to four-family..........................  $  --         $   --
    Commercial...................................     --             --
    Land development.............................     --             --
  Consumer.......................................     --             --
Commercial.......................................     --             --
Other............................................     --             --
                                                   -----          -----
        Total....................................     --             --
                                                   -----          -----
            Total nonperforming loans............    275            392
                                                   -----          -----

Repossessed assets...............................     18             22
                                                   -----          -----
Total non-performing assets......................  $ 293          $ 414
                                                   =====          =====
Total non-performing loans as a
  percentage of total net loans..................   0.28%          0.48%
                                                   =====          =====
Total non-performing assets as a
  percentage of total assets.....................   0.26%          0.44%
                                                   =====          =====

          At June 30, 1999, the Association had $275,000 in loans outstanding that were classified as non-accrual, of which $55,000 were one-to four-family loans, $34,000 were commercial real estate loans, $34,000 were automobile loans
and $152,000 were secured commercial loans.   At that date, the Association had
no loans outstanding that were not classified as non-accrual, 90 days past due or restructured, but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

          Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1999, the Association had $978,000 in assets classified as special mention, $294,000 in assets classified as substandard, $75,000 in assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

          Allowance for Loan Losses. In originating loans, the Association recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Association's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Association increases its allowance for loan losses by charging provisions for loan losses against the Association's income. During fiscal 1999, the Association increased its allowance for loan losses by $158,000 to $909,000 at June 30, 1999. The Association took this action due to the continued significant increase in multi-family real estate, commercial real estate, commercial business and consumer loans and due to the additional risks inherent in these types of lending.

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

          The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.


                                               Year Ended June 30,
                                          ------------------------
                                              1999         1998
                                          ------------  ----------
                                           (Dollars in thousands)

Balance at beginning of period..........   $   751      $   604
                                           -------      -------

Charge-offs:
 One- to four-family....................        --           --
 Multi-family...........................        --           --
 Non-residential........................        --           --
 Construction...........................        --           --
 Consumer...............................       (25)         (60)
 Commercial.............................       (61)         (32)
 Other..................................        --           --
                                           -------      -------
                                               (86)         (92)
                                           -------      -------
Recoveries..............................        14           19
                                           -------      -------

Net recoveries (charge-offs)............       (72)         (73)
                                           -------      -------
Additions charged to operations.........       230          220
                                           -------      -------
Balance at end of period................   $   909      $   751
                                           =======      =======

Allowance for loan losses to total
 non-performing loans at end of period..    330.55%     191.58%
                                           =======      =======

Allowance for loan losses to net loans
 at end of period.......................       .92%        .92%
                                           =======      =======

          The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                              June 30,
                              -----------------------------------------
                                     1999                1998
                              -----------------     -------------------
                                      Percent of            Percent of
                                       Loans to              Loans to
                                      Category to           Category to
                             Amount   Total Loans   Amount  Total Loans
                             ------   ------------  ------  ------------
                                        (Dollars in thousands)
Mortgage loans:
 Residential...............  $   207      22.77%    $   167      22.24%
 Commercial................       65       7.15          55       7.32
 Land......................       63       6.93          92      12.25
Consumer loans.............      270      29.70         177      23.57
Commercial loans...........      304      33.45         260      34.62
                             -------     ------     -------     ------
                             $   909     100.00%    $   751     100.00%
                             =======     ======     =======     ======

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

          Pursuant to SFAS No. 115, the Association had no securities classified as "available for sale" at June 30, 1998 and 1999. Securities designated as "held to maturity" are those assets which the Association has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Association's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Association sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Association may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

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

          The Association's mortgage-backed securities portfolio consists solely of $3.3 million in mortgage-backed securities of which $92,000 had fixed interest rates and $3.2 million had adjustable interest rates at June 30, 1999. The Association makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                 At June 30,
                                         ----------------------------
                                          1999                   1998
                                         -----                   ----
                                                (In thousands)
School district securities.......        $   310                 $    310
Interest-bearing deposits........          4,410                    6,963
Mortgage-backed securities.......          3,329                    4,327
Federal Home Loan Bank stock.....          1,201                    1,066
                                         -------                 --------
      Total......................        $ 9,250                 $ 12,666
                                         =======                 ========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 1999.

                                 One Year or Less       One to Five Years      Five to Ten Years     Total Investment Portfolio
                                 -----------------      -----------------      ------------------    --------------------------
                                         Weighted               Weighted                Weighted                  Weighted
                                  Book    Average       Book    Average         Book    Average       Book         Average
                                 Value     Yield        Value    Yield         Value     Yield       Value          Yield
                                 ------  ---------      -----  ----------      ------  ----------    ------       ---------
                                                                (Dollars in thousands)
School district securities.....  $  110    4.00%         $200    4.10%         $   --       --%      $  310         4.06%
Interest-bearing deposits......   4,410    4.55            --      --              --       --        4,410         4.55
Mortgage-backed securities.....      85    5.31            --      --           3,244     6.28        3,329         6.26
Federal Home Loan Bank stock...      --      --            --      --           1,201     7.00        1,201         7.00
                                 ------                 -----                  ------                ------
Total investment securities....  $4,605                  $200                  $4,445                $9,250
                                 ======                 =====                  ======                ======

     The Association is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Association for the month ending June 30, 1999 was 4.93%.

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

                           Balance at                             Balance at
                            June 30,      % of        Increase     June 30,      % of
                              1999      Deposits     (Decrease)      1998      Deposits
                           -----------  ---------    ----------   -----------  ---------
                                         (Dollars in thousands)
NOW accounts.............     $18,197      25.06%      $ 3,424       $14,773      23.29%
Money market deposit.....      16,941      23.33         1,782        15,159      23.90
Certificates of deposit..      27,364      37.69         3,194        24,170      38.11
Jumbo certificates.......      10,102      13.92           779         9,323      14.70
                              -------     ------       -------       -------     ------
                              $72,604     100.00%       $9,179       $63,425     100.00%
                              =======     ======       =======       =======     ======

     The following table sets forth the time deposits in the Association classified by rates at the dates indicated.

                                                      At June 30,
                                             -----------------------------
                                             1999                     1998
                                             ----                     ----
                                                     (In thousands)
          3.00 - 4.00%.......                $    423                 $     370
          4.01 - 5.00%.......                   7,974                     2,228
          5.01 - 6.00%.......                  26,733                    25,203
          6.01 - 7.00%.......                   1,787                     5,056
          Over 7.00%.........                     549                       636
                                             --------                 ---------
                                             $ 37,466                 $  33,493
                                             ========                 =========

     The following table sets forth the amount and maturities of time deposits at June 30, 1999.

                                           3.00 -   4.01-     5.01-    Over               Percent
                                           4.00%    5.00%     6.00%    6.00%    Total     of Total
                                           -----    -----     -----    -----    -----     --------
                                                     (In thousands)
Certificate maturing in:
One year............................       $  423   $7,345   $20,845   $1,466   $30,079      80.28%
One to two years....................           --      629     4,040      256     4,925      13.15
Two to three years..................           --       --       858      296     1,154       3.08
Over three years....................           --       --       990      318     1,308       3.49
                                           ------   ------   -------   ------   -------     ------
  Total.............................       $  423   $7,974   $26,733   $2,336   $37,466     100.00%
                                           ======   ======   =======   ======   =======     ======

 Percent of total...................         1.13%   21.28%    71.35%    6.24%   100.00%
                                           ======   ======   =======   ======   =======

     The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                                                                          Certificates
          Maturity Period                                                                 of Deposits
          ---------------                                                                 ------------
                                                                                         (In thousands)
          Three months or less.......................                                        $ 3,493
          Over three through six months..............                                          1,750
          Over six through 12 months.................                                          3,425
          Over 12 months.............................                                          1,434
                                                                                             -------
           Total.....................................                                        $10,102
                                                                                             =======

     The following table sets forth the savings activities of the Association for the periods indicated.

                                                                 Year Ended June 30,
                                                            ------------------------------
                                                             1999                     1998
                                                            -----                    -----
                                                                (Dollars in thousands)
Opening balance......................................       $63,425                 $56,152
Net increase (decrease) before interest credited.....         7,042                   5,326
Interest credited....................................         2,137                   1,947
                                                            -------                 -------
 Ending balance......................................       $72,604                 $63,425
                                                            =======                 =======

Net increase (decrease)..............................       $ 9,179                 $ 7,273
                                                            =======                 =======

Percent increase (decrease)..........................         14.47%                  12.95%
                                                            =======                 =======

     Borrowings. Savings deposits historically have been the primary source of funds for the Association's lending, investments and general operating activities. The Association is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Association is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Association has a Blanket Agreement for advances with the FHLB under which at June 30, 1999, allowed borrowings of $47.0 million subject to normal collateral underwriting requirements. Advances from the FHLB of Topeka are secured by mortgage-backed securities, investments and residential first mortgage loans.

     At June 30, 1999, the Association had an approved line of credit for $10.0 million with the FHLB, which the Association had not drawn on at that date. In addition, as of June 30, 1999, the Association had $22.7 million in FHLB advances outstanding of which $6.0 million were at interest rates which range from 5.14% to 6.79% and mature within one year; $3.8 million were at interest rates which range from 5.46% to 6.00% and mature in 2001; $5.0 million were at an interest rate of 5.81% to 6.56% and mature in 2003; $1.0 million at an interest rate of 6.18% and mature in 2005; $1.5 million were at an interest rate of 5.54% to 5.58% and mature in 2006; $1.0 million were at an interest rate of 6.10% and mature in 2008; and $4.4 million were at an interest rate of 5.42% to 5.65% and mature in 2009.

Subsidiary Activities

     As a federally chartered savings bank, the Association is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1999, the Association was authorized to invest up to approximately $3.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. The only subsidiary of the Company is the Association. The Association does not have any subsidiaries.

Competition

     The Company has no significant business, except the business of the Association. The Association faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Association competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Association also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other commercial banks and mortgage bankers making loans secured by real estate located in the Association's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

     Management considers its market area for gathering deposits to be Chaffee, Lake, Western Fremont and Saguache counties in Colorado. The Association estimates that it competes with five banks, and two credit unions for deposits and loans. Based on data provided by the FDIC, the Association estimates that as of June 1998, the latest date for which information was available, it had 25.87% of deposits held by all financial institutions in its market area.

Regulation of the Association

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

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the House bill ("H.R. 10") are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, H.R. 10 repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds and also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product. H.R. 10 also calls for a new regulatory framework for financial institutions and their holding companies. The legislation preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. The legislation was passed by the House in July 1999, and a joint House-Senate Committee has been formed to reconcile the House bill with the Senate version. This is likely to take place during the Fall and Winter of 1999. The Senate passed its version of financial services modernization, which differs from H.R. 10, in May 1999. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Association's business and operations and competitive environment.

     Federal Home Loan Bank System. The Association is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks and which are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Association is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Topeka stock at June 30, 1999, of $1.2 million. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of June 30, 1999, Salida had advances of $22.7 million outstanding from the FHLB of Topeka. See "Item 1. Business -- Deposit Activity and Other Sources of Funds --Borrowings."

     Liquidity Requirements. The Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Association for June 1999 was 4.93%.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1999, approximately 86.62% of the Association's "portfolio" assets were invested in Qualified Thrift Investments.

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

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At June 30, 1999, the Association had no investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At June 30, 1999, the Association's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $111.2 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1999, the Association had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Association's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1999.

                                             Percent  of
                                   Amount    Assets (1)
                                  --------  -------------
                                  (Dollars in thousands)
Tangible Capital................   $12,586     11.31%
Tangible Capital Requirement....     1,669      1.50
                                   -------     -----
Excess..........................   $10,917      9.81%
                                   =======     =====

Core Capital....................   $12,586     11.31%
Core Capital Requirement........     3,337      3.00
                                   -------     -----
Excess..........................   $ 9,249      8.31%
                                   =======     =====

Risk-Based Capital..............   $13,495     18.03%
Risk-Based Capital Requirement..     5,989      8.00
                                   -------     -----
Excess..........................   $ 7,506     10.03%
                                   =======     =====

_____________
(1) Based upon adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purposes of the risk-based capital requirement.

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

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Association, were treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

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

     State Income Taxation. The State of Colorado imposes no franchise taxes on savings institutions. The State of Colorado taxes the Association's federal taxable income, adjusted for interest income received directly from federal agencies, at a 5% rate.

Employees

     As of June 30, 1999, the Association had 47 full-time and three part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Association's relationships with its employees to be good.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company.

                             Ages at
                             June 30,
     Name                     1999             Title
     ----                    --------          -----
     Larry D. Smith             41             President
     Scott G. Erchul            37             Vice President
     Frank L. DeLay             35             Chief Financial Officer

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

Item 2.  Description of Property
--------------------------------

     The following table sets forth information regarding the Association's offices at June 30, 1999.


                                                  Book Value at
                           Year        Owned or     June 30,      Approximate
                          Opened        Leased      1999 (1)     Square Footage
                          ------        ------     ---------     --------------
                                                (Dollars in thousands)
Main Office
130 West 2ND
Salida, Colorado            1886  (2)   Owned         $    745           10,750

Branch Offices
600 Harrison (3)
Leadville, Colorado         1978        Owned              764            3,800

713 East Main (3)
Buena Vista, Colorado       1996        Owned              448            2,400

___________
(1)  Cost less accumulated depreciation and amortization.
(2)  The current location and building in Salida, Colorado was occupied in 1974.
(3) The Association constructed new building facilities at each of these locations in 1996.


     The Association is building a new main office in Salida, Colorado. The building is expected to be completed in early 2000. The building has an estimated cost of $2.5 million with an approximate square footage of 12,000 square feet, not including a full basement. At June 30, 1999, construction costs totaled $232,000. The Association will retain both Salida offices with the majority of personnel moving to the new office.

     The book value of the Association's investment in premises and equipment totaled approximately $2.9 million at June 30, 1999. See Note 6 of Notes to Financial Statements.

Item 3. Legal Proceedings
-------------------------

     From time to time, the Association is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company or the Association was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Association. There are no pending regulatory proceedings to which the Company, the Association or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

        None.


                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

         Pursuant to regulations promulgated under the Securities Exchange Act of 1934, the Company's officers, directors and persons who own more than ten percent of the Company's outstanding shares of common stock are required to file reports detailing their ownership and changes of ownership in such Common Stock, and to furnish the Company with copies of all such reports. Based solely on the Company's review of such reports which the Company received during the last fiscal year, or written representations from such persons that no annual report of change in beneficial ownership was required, the Company believes that, during the last fiscal year, all persons subject to such reporting requirements have complied with the reporting requirements, except for Director Mitchell who filed one Form 4 reporting two transactions late, due to an oversight by the Company.

         For certain information regarding the executive officers of the Company, see "Item 1. Business --Executive Officers" herein.

Item 10. Executive Compensation
-------------------------------

         The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

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

                    1.    Independent Auditor's Report

                          (a) Statements of Financial Condition as of June 30, 1999 and 1998
                          (b) Statements of Income for the Years Ended June 30, 1999 and 1998
                          (c) Statements of Equity for the Years Ended June 30, 1999 and 1998
                          (d) Statements of Cash Flows for the Years Ended June 30, 1999 and 1998
                          (e)  Notes to Financial Statements

              (2)   Financial Statement Schedules. None
                    -----------------------------

              (3) Exhibits. The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

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

           * 10.5  Salida Building and Loan Association Long-Term Incentive
                   Plan

           * 10.6  Salida Building and Loan Association Incentive Compensation
                   Plan

           * 10.7 Employment Agreement between Salida Building and Loan Association and Scott G. Erchul

           * 10.8 Guaranty Agreement between High Country Bancorp, Inc. and Scott G. Erchul

           * 10.9 Change-in-Control Protective Agreement between Salida Building and Loan Association and Francis L. Delay

           * 10.10 Change-in-Control Guaranty Agreement between High Country Bancorp, Inc. and Francis L. DeLay

             13    Annual Report to Stockholders for the year ended June 30,
                   1999

             21    Subsidiaries

             23    Consent of Grimsley, White & Company

             27    Financial Data Schedule

________________

* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).


      (b)   Reports on form 8-K. During the last quarter of this report, the
            -------------------
            Registrant filed one current report on form 8-K. In the Current Report on form 8-K, dated May 24, 1999, the Company reported under item 5 the commencement of a stock repurchase program to acquire up to 10% of the Company's outstanding common stock over a twelve-month period.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HIGH COUNTRY BANCORP, INC.


Date:  September 23, 1999             By: /s/ LarrY D. Smith
                                          --------------------------------------
                                          Larry D. Smith
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Larry D.Smith                                Date: September 23, 1999
    -------------------------------------------
    Larry D. Smith
    President and Chief Executive Officer
    (Principal Executive and Officer)


By: /s/ Frank L. Delay                               Date: September 23, 1999
    -------------------------------------------
    Frank L. DeLay
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Scott G. Erchul                              Date: September 23, 1999
    -------------------------------------------
    Scott G. Erchul
    Vice President and Director


By: /s/ Robert B.Mitchell                            Date: September 23, 1999
    -------------------------------------------

    Robert B. Mitchell
    Chairman of the Board


By: /s/ Timothy R. Glenn                             Date: September 23, 1999
    -------------------------------------------
    Timothy R. Glenn
    Director


By: /s/ Richard A. Young                             Date: September 23, 1999
    -------------------------------------------
    Richard A. Young
    Director


By: /s/ Philip W. Harsh                              Date: September 23, 1999
    -------------------------------------------
    Philip W. Harsh
    Director