Form 10QSB
period 1999-09-30
HIGH COUNTRY BANCORP INC
filed 1999-11-05
CIK 1044676

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

         Yes   X        No
             _____         _____


   State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:
  Shares of common stock, $.01 par value outstanding as of
September 30, 1999    1,259,719

                    HIGH COUNTRY BANCORP, INC.

                           CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Consolidated Statements of Condition at
            June 30, 1999 and September 30, 1999               3

            Statements of Consolidated Income for
            the Three Months Ended September 30,
            1999 and 1998                                      4

            Statements of Consolidated Cash Flows for the
            Three Months Ended September 30, 1999 and 1998     5

            Notes to Financial Statements                  6 - 7

   Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                 8 - 10

PART II - OTHER INFORMATION

   Item 1:  Legal Proceedings                                 11

   Item 2:  Changes in Securities                             11

   Item 3:  Defaults Upon Senior Securities                   11

   Item 4:  Submission of Matters to a Vote of
            Security Holders                                  11

   Item 5:  Other Information                                 11

   Item 6:  Exhibits and Reports on Form 8-K                  11

   Signature                                                  11

                    HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                     September 30,      June 30,
                                                         1999            1999
             ASSETS                                  ------------    ------------
Cash and amounts due from banks                     $  2,958,340     $  2,248,971
Interest-bearing deposits at other institutions        4,037,220        4,409,949
Mortgage-backed securities, held to maturity           3,061,484        3,328,789
Securities held to maturity                              310,000          310,000
Loans receivable -  net                              101,285,025       98,433,182
Loans held for sale, lower of cost or market             350,400               --
Federal Home Loan Bank stock, at cost                  1,222,400        1,201,300
Accrued interest receivable                              861,043          801,223
Property and equipment, net                            3,167,771        2,863,725
Mortgage servicing rights                                 20,884           22,496
Prepaid expenses and other assets                        404,889          386,664
Deferred income taxes                                     13,000            7,400
                                                    ------------     ------------
     TOTAL ASSETS                                   $117,692,456     $114,013,699
                                                    ============     ============
             LIABILITIES AND EQUITY

LIABILITIES
Deposits                                            $ 76,262,850     $ 72,604,408
Advances by borrowers for taxes and insurance            143,233           18,015
Accounts payable and other liabilities                   680,914          656,030
Advances from Federal Home Loan Bank                  22,635,000       22,685,000
Accrued income taxes payable                             154,099           22,014
                                                    ------------     ------------
     TOTAL LIABILITIES                                99,876,096       95,985,467
                                                    ------------     ------------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,259,719 shares
  (9/30/99) and 1,298,719 shares
  (6/30/99)                                               12,597           12,987
Paid-in capital                                       11,948,745       12,426,953
Retained earnings - substantially restricted           7,127,893        6,868,120
Note receivable from ESOP Trust                         (838,465)        (838,465)
Deferred MRP stock awards                               (434,410)        (441,363)
                                                    ------------     ------------
     TOTAL EQUITY                                     17,816,360       18,028,232
                                                    ------------     ------------
     TOTAL LIABILITIES AND EQUITY                   $117,692,456     $114,013,699
                                                    ============     ============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)

                                                          Three Months Ended
                                                            September 30,
                                                         1999            1998
                                                     ------------    ------------
Interest Income
   Interest on loans                                 $2,117,243       $1,828,211
   Interest on securities held-to-maturity               52,561           71,484
   Interest on other interest-bearing assets             70,435          131,431
                                                     ----------       ----------
          Total interest income                       2,240,239        2,031,126
                                                     ----------       ----------
Interest Expense
   Deposits                                             702,733          654,769
   Federal Home Loan Bank advances                      335,668          274,095
                                                     ----------       ----------
          Total interest expense                      1,038,401          928,864
                                                     ----------       ----------
          Net interest income                         1,201,838        1,102,262

Provision for losses on loans                            44,925           59,928
                                                     ----------       ----------
          Net income after provision
            for loan losses                           1,156,913        1,042,334
                                                     ----------       ----------
Noninterest Income
   Service charges on deposits                           37,708           37,410
   Other                                                 87,567           14,904
                                                     ----------       ----------
          Total noninterest income                      125,275           52,314
                                                     ----------       ----------
Noninterest Expense
  Compensation and benefits                             531,581          375,458
  Occupancy and equipment                               162,504          160,246
  Insurance and professional fees                        53,238           51,668
  Other                                                 118,692           95,734
                                                     ----------       ----------
          Total noninterest expense                     866,015          683,106
                                                     ----------       ----------
          Income before income taxes                    416,173          411,542

          Income tax expense                            156,400          163,728
                                                     ----------       ----------
          Net income                                 $  259,773       $  247,814
                                                     ==========       ==========

Basic Earnings Per Common Share                      $     0.22       $     0.20
                                                     ==========       ==========
Diluted Earnings Per Common Share                    $     0.22       $     0.20
                                                     ==========       ==========
Weighted Average Common Shares
Outstanding        Basic                              1,178,883        1,237,860
                   Diluted                            1,178,883        1,237,860

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                                   1999            1998
                                                ----------      ----------
Operating Activities
   Net income                                   $   259,773     $   247,814
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees                (36,818)        (64,229)
      Premiums on investments                         2,127           4,198
   Compensation expense on Management Recognition
     Plan                                             6,188
   Stock dividend received from FHLB                (21,100)        (20,100)
   ESOP market value expense                          6,172           7,379
   Provision for losses on loans                     45,000          60,000
   Deferred income taxes                             (5,600)              -
   Depreciation                                      45,198          46,339
   Income taxes                                     132,085
   Net change in miscellaneous assets               (76,433)          7,268
   Net change in miscellaneous liabilities           24,884        (175,119)
                                                -----------     -----------
        Net cash provided by operating
          activities                                381,476         113,550
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                 (3,210,425)     (4,080,571)
  Principal repayments of mortgage-backed
    securities held-to-maturity                     265,178         348,840
  Purchases of property and equipment              (349,244)       (226,041)
                                                -----------     -----------
        Net cash used by investing activities    (3,294,491)     (3,957,772)
                                                -----------     -----------
Financing Activities
  Net change in deposits                          3,658,442       3,510,663
  Net change in mortgage escrow funds               125,218          64,423
  Purchase of common stock                         (484,005)             --
  Proceeds (payment)on FHLB advances                (50,000)             --
                                                -----------     -----------
        Net cash provided by financing
          activities                              3,249,655       3,575,086
                                                -----------     -----------
        Net increase (decrease) in cash and
          cash equivalents                          336,640        (269,136)

Cash and cash equivalents, beginning              6,658,920       9,962,414
                                                -----------     -----------
Cash and cash equivalents, ending               $ 6,995,560     $ 9,693,278
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $    29,915     $   222,140
   Interest                                       1,044,287         913,969

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                       SEPTEMBER 30, 1999

Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997.

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1999 High Country
Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At September 30, 1999, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at September 30, 1999:

Tangible Capital:
     Actual                   $12,809,000           11.11%
     Required                   1,729,000            1.50
     Excess                   $11,080,000            9.61%

Core Capital:
     Actual                   $12,809,000           11.11%
     Required                   3,457,000            3.00
     Excess                   $ 9,352,000            8.11%

Risk-Based Capital:
     Actual                   $13,742,000           17.54%
     Required                   6,267,000            8.00
     Excess                   $ 7,475,000            9.54%

    Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk- weighted assets.

                    HIGH COUNTRY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                          September 30, 1999

  Note 4. Earnings Per Share

  The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share, effective for the quarter ended December 30, 1997. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER
30, 1999

The Company's total assets increased by $3.7 million or 3.2% from $114.0 million at June 30, 1999 to $117.7 million at September
30, 1999. The increase in assets was due to loan growth of $3.2 million.

Net loans totaled $101.3 million at September 30, 1999 and $98.4 million at June 30, 1999. The increase in loans occurred in commercial real estate loans which increased $1.7 million and consumer loans which increased $1.0 million.

During the quarter, the Association continued the recently implemented program of ongoing loan sales of fixed-rate loans to the Federal Home Loan Mortgage Corporation (FHLMC). Loan sales for the three months ended September 30, 1999 totaled $3.9 million. At September 30, 1999, loans held for sale were $350,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $933,000 at September 30, 1999 and $909,000 at June 30, 1999. As of those dates the non-performing loans in the Association's portfolio were $340,000 and $275,000, respectively. The total non-performing loans at September 30, 1999 include 18 loans secured by single family residences, business equipment and autos. The largest non-performing loan balance was $74,000. There was $22,000 of loans charged off and less than $1,000 of recoveries of previous loan losses during the three months ended September 30, 1999. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At September 30, 1999 and June 30, 1999, the ratio of the allowance for loan losses to net loans was .92%.

At September 30, 1999, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $3.4 million and an estimated fair value of $3.4 million. The balance of the Company's investment portfolio at September 30, 1999 consists of interest bearing deposits with various financial institutions totaling $4.0 million.

At September 30, 1999 deposits increased to $76.3 million from $72.6 million at June 30, 1999 or a net increase of 5.04%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

The Company announced the commencement of a stock repurchase program on May 24, 1999. The program will acquire up to 10% of the Company's outstanding common stock or up to 132,250 shares over a twelve-month period. For the three months ended September 30, 1999 the Company repurchased 39,000 shares at a total cost of $484,000. The Company repurchased an additional 21,748 shares in October 1999 at a cost of $275,000. Since May 24, 1999 and through October 25, 1999, the Company has repurchased 84,529 or 6.39% of the original outstanding stock.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

Net Income.   The Company's net income for the three months ended
September 30, 1999 was $260,000 compared to net income of $248,000 for the three months ended September 30, 1998. The $12,000 increase in net income for the three months ended September 30, 1999 resulted principally from increased interest income and income from loan sales which offset increased interest expense and compensation.

Net Interest Income. Net interest income for the three months ended September 30, 1999 was $1,202,000 compared to $1,102,000 for the three months ended September 30, 1998. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The increase in interest earning assets offset a decrease in the interest rate spread from 3.72% for the three months ended September 30, 1998 to 3.61% for the three months ended September 30, 1999. This was caused by a decrease in the average yield on earning assets from 8.40% at September 30, 1998 to 8.08% at September 30, 1999. The decrease was due to refinancing of higher rate mortgage loans to lower rates. The interest rate spread was also affected by a decrease in the average cost of interest bearing liabilities from 4.68% at September 30, 1998 to 4.47% at September 30, 1999.

Non-interest Income. Non-interest income was $125,000 for the three months ended September 30, 1999 as compared to $52,000 for the three months ended September 30, 1998. The majority of the increase is due to income from loan sales of $60,000 for the
three months ended September 30, 1999.   The income is from loan
origination fees and gains on the sale of the loans.

Non-interest Expenses. Non-interest expenses were $866,000 for the three months ended September 30, 1999 as compared to $683,000 for the three months ended September 30, 1998. The majority of the increase occurred in compensation and benefit expense, which increased $156,000. The increase was from the adoption of the Management Recognition Plan and additional employees associated with growth.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Association has historically maintained a level of liquid assets in excess of regulatory requirements. The Association's liquidity ratios at September 30, 1999 and 1998 were 5.07% and 7.57%, respectively.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

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

YEAR 2000 READINESS DISCLOSURE

The Company is continually evaluating the potential effect of the year 2000 on its information processing systems. Because critical computer systems and software are vendor maintained, the Company is not directly involved with programming changes or application upgrades. The Company expects the providers to be compliant on a timely basis and has tested the compliance efforts. The Association's primary data processor has indicated that renovations to their system for year 2000 compliance are complete. The Association tested the system in September 1998 in a year 2000 environment and did not encounter any problems. The Association will continue to review this system as well as other critical systems during the remainder of 1999. The primary data processor has completed testing the interfaces they have with other systems for year 2000 compliance. The data processor has not encountered Year 2000 problems with these tests. It is management's opinion that the modifications will not have a material effect on the Company's financial position. All costs associated with modifications will be expensed as incurred.

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

                           High Country Bancorp, Inc.
                           Registrant



  Date November 4, 1999    /s/ Larry D. Smith
       ----------------    ------------------------------
                           Larry D. Smith, President