Form 10QSB
period 1999-12-31
HIGH COUNTRY BANCORP INC
filed 2000-02-11
CIK 1044676

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

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

         Yes   X        No
             _____         _____


   State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:
  Shares of common stock, $.01 par value outstanding as of
December 31, 1999    1,190,250

                    HIGH COUNTRY BANCORP, INC.

                           CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Consolidated Statements of Condition at
            June 30, 1999 and December 31, 1999                3

            Statements of Consolidated Income for
            the Six and Three Months Ended December 31,
            1999 and 1998                                      4

            Statements of Consolidated Cash Flows for the
            Six Months Ended December 31, 1999 and 1998        5

            Notes to Financial Statements                  6 - 7

   Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                 8 - 11

PART II - OTHER INFORMATION

   Item 1:  Legal Proceedings                                 12

   Item 2:  Changes in Securities                             12

   Item 3:  Defaults Upon Senior Securities                   12

   Item 4:  Submission of Matters to a Vote of
            Security Holders                                  12

   Item 5:  Other Information                                 12

   Item 6:  Exhibits and Reports on Form 8-K                  12

   Signature                                                  12

                    HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                     December 31,      June 30,
                                                         1999            1999
             ASSETS                                  ----------------------------
Cash and amounts due from banks                     $  3,949,377     $  2,248,971
Interest-bearing deposits at other institutions          949,599        4,409,949
Mortgage-backed securities, held to maturity           2,852,977        3,328,789
Securities held to maturity                              200,000          310,000
Loans receivable -  net                              106,437,514       98,433,182
Loans held for sale, lower of cost or market             467,000               --
Federal Home Loan Bank stock, at cost                  1,411,500        1,201,300
Accrued interest receivable                              800,646          801,223
Property and equipment, net                            4,158,090        2,863,725
Mortgage servicing rights                                 24,146           22,496
Prepaid expenses and other assets                        284,496          386,664
Deferred income taxes                                     20,000            7,400
                                                    ------------     ------------
     TOTAL ASSETS                                   $121,555,345     $114,013,699
                                                    ============     ============
             LIABILITIES AND EQUITY

LIABILITIES
Deposits                                            $ 76,323,095     $ 72,604,408
Advances by borrowers for taxes and insurance            296,650           18,015
Accounts payable and other liabilities                   633,001          656,030
Advances from Federal Home Loan Bank                  27,245,000       22,685,000
Accrued income taxes payable                              13,154           22,014
                                                    ------------     ------------
     TOTAL LIABILITIES                               104,510,900       95,985,467
                                                    ------------     ------------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,190,250 shares
  (12/31/99) and 1,298,719 (6/30/99)                      11,903           12,987
Paid-in capital                                       11,056,942       12,426,953
Retained earnings - substantially restricted           7,138,117        6,868,120
Note receivable from ESOP Trust                         (838,465)        (838,465)
Deferred stock awards                                   (324,052)        (441,363)
                                                    ------------     ------------
     TOTAL EQUITY                                     17,044,445       18,028,232
                                                    ------------     ------------
     TOTAL LIABILITIES AND EQUITY                   $121,555,345     $114,013,699
                                                    ============     ============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)


                                                          Three Months Ended           Six Months Ended
                                                             December 31,                 December 31,
                                                         1999            1998         1999          1998
                                                     ------------    ------------   ---------    ----------
Interest Income
   Interest on loans                                 $2,172,028       $1,924,054     $4,289,271   $3,752,265
   Interest on securities held-to-maturity               48,868           65,609        101,429      137,093
   Interest on other interest-bearing assets             37,978          109,120        108,413      240,551
                                                     ----------       ----------     ----------   ----------
          Total interest income                       2,258,874        2,098,783      4,499,113    4,129,909
                                                     ----------       ----------     ----------   ----------
Interest Expense
   Deposits                                             713,947          684,386      1,416,680    1,339,155
   Federal Home Loan Bank advances                      335,894          312,108        671,562      586,203
                                                     ----------       ----------     ----------   ----------
          Total interest expense                      1,049,841          996,494      2,088,242    1,925,358
                                                     ----------       ----------     ----------   ----------
          Net interest income                         1,209,033        1,102,289      2,410,871    2,204,551

Provision for losses on loans                            44,925           59,946         89,850      119,874
                                                     ----------       ----------     ----------   ----------
          Net income after provision
            for loan losses                           1,164,108        1,042,343      2,321,021    2,084,677
                                                     ----------       ----------     ----------   ----------
Noninterest Income
   Income from loan sales                                62,386               --        122,808           --
   Service charges on deposits                           36,578           34,043         74,286       71,453
   Other                                                 31,920            8,563         59,065       23,467
                                                     ----------       ----------     ----------   ----------
          Total noninterest income                      130,884           42,606        256,159       94,920
                                                     ----------       ----------     ----------   ----------
Noninterest Expense
  Compensation and benefits                             540,553          475,216      1,072,134      850,674
  Occupancy and equipment                               159,616          156,735        322,120      316,981
  Insurance and professional fees                        54,071           42,159        107,309       93,827
  Other                                                 137,862          133,023        256,554      228,757
                                                     ----------       ----------     ----------   ----------
          Total noninterest expense                     892,102          807,133      1,758,117    1,490,239
                                                     ----------       ----------     ----------   ----------
          Income before income taxes                    402,890          277,816        819,063      689,358

          Income tax expense                            162,000          101,242        318,400      264,970
                                                     ----------       ----------     ----------   ----------
          Net income                                 $  240,890       $  176,574     $  500,663   $  424,388
                                                     ==========       ==========     ==========   ==========

Basic Earnings Per Common Share                      $     0.21       $     0.14     $     0.43   $     0.34
                                                     ==========       ==========     ==========   ==========
Diluted Earnings Per Common Share                    $     0.21       $     0.14     $     0.43   $     0.34
                                                     ==========       ==========     ==========   ==========

Weighted Average Common Shares
Outstanding        Basic                              1,129,273         1,232,555     1,154,301    1,235,207
                   Diluted                            1,129,273         1,232,555     1,154,301    1,235,207

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Six Months Ended
                                                       December 31,
                                                   1999            1998
                                                ----------      ----------
Operating Activities
   Net income                                   $   500,663     $   424,388
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees                (29,644)       (149,245)
      Discounts on investments                        3,293           8,461
   Stock dividend received from FHLB                (45,300)        (39,500)
   Compensation expense on Management Recognition
     Plan                                           116,546         110,358
   ESOP market value expense                         11,131          13,661
   Provision for losses on loans                     90,000         120,000
   Deferred income taxes                            (12,600)        (24,300)
   Depreciation                                      90,735          95,444
   Income taxes                                      (8,860)              -
   Net change in miscellaneous assets               101,095         (25,878)
   Net change in miscellaneous liabilities          (23,029)       (243,936)
                                                -----------     -----------
        Net cash provided by operating
          activities                                794,030         289,453
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                 (8,531,688)     (9,799,692)
  Principal repayments of mortgage-backed
    securities held-to-maturity                     472,519         608,550
  Redemption securities held to maturity            110,000               -
  Purchase of FHLB stock                           (164,900)        (55,700)
  Purchases of property and equipment            (1,385,100)       (306,832)
  Purchase of stock for MRP                               -        (551,721)
                                                -----------     -----------
        Net cash used by investing activities    (9,499,169)    (10,105,395)
                                                -----------     -----------
Financing Activities
  Net change in deposits                          3,718,687       5,156,581
  Net change in mortgage escrow funds               278,635         213,418
  Purchase of common stock                       (1,381,461)              -
  Cash dividends paid                              (230,666)       (245,454)
  Proceeds (payment)on FHLB advances              4,560,000       4,435,000
                                                -----------     -----------
        Net cash provided by financing
          activities                              6,945,195       9,559,545
                                                -----------     -----------
        Net (decrease) increase in cash and
          cash equivalents                       (1,759,944)       (256,397)

Cash and cash equivalents, beginning              6,658,920       9,962,414
                                                -----------     -----------
Cash and cash equivalents, ending               $ 4,898,976     $ 9,706,017
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $   313,639     $   297,254
   Interest                                       2,105,429       1,894,223

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                       DECEMBER 31, 1999

Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services within the Association's market area.

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Salida Building and Loan Association. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1999 High Country
Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At December 31, 1999, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1999:

Tangible Capital:
     Actual            $12,837,000              10.52%
     Required            1,830,000               1.50
     Excess            $11,007,000               9.02%

Core Capital:
     Actual            $12,837,000              10.52%
     Required            3,660,000               3.00
     Excess            $ 9,177,000               7.52%

Risk-Based Capital:
     Actual            $13,799,000              16.53%
     Required            6,679,000               8.00
     Excess            $ 7,120,000               8.53%

                    HIGH COUNTRY BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                        DECEMBER 31, 1999

Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.


Note 4. Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30 1999 AND DECEMBER
31, 1999

The Company's total assets increased by $7.6 million or 6.6% from $114.0 million at June 30 1999 to $121.6 million at December 31,
1999. The increase in assets was due to loan growth of $8.5 million.

Net loans totaled $106.5 million at December 31, 1999 and $98.4 million at June 30 1999. The increase in loans occurred in commercial real estate loans which increased $5.0 million, consumer loans which increased $1.2 million, residential construction loans which increased $1.0 million, and in other loan categories which increased $1.3 million.

The Association continues loan sales of fixed-rate loans to the Federal Home Loan Mortgage Corporation (FHLMC). Loan sales for the six months ended December 31, 1999 totaled $7.4 million. At December 31, 1999, loans held for sale were $467,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $962,000 at December 31, 1999 and $909,000 at June 30 1999. As of those dates the non-performing loans in the Association's portfolio were $667,000 and $275,000, respectively. The increase was primarily due to the addition of two secured commercial loans totaling $226,000 and two single family mortgage loans totaling $165,000. The total non-performing loans at December 31, 1999 include 23 loans secured by single family residences, business inventory, equipment and autos. The largest non-performing loan balance was $125,000 and is secured by inventory and equipment. There was $37,000 of loans charged off and less than $1,000 of recoveries of previous loan losses during the three months ended December 31, 1999. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 1999 and June 30 1999, the ratio of the allowance for loan losses to net loans was .90% and .92%, respectively.

At December 31, 1999, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $3.1 million and an estimated fair value of $3.0 million. The balance of the Company's investment portfolio at December 31, 1999 consists of interest bearing deposits with various financial institutions totaling. Interest bearing deposits decreased by $3.5 million from June 30, 1999 to $1.0 million at December 31, 1999. The funds were used for loan growth.

At December 31, 1999 deposits increased to $76.3 million from $72.6 million at June 30 1999 or a net increase of 5.1%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

The Company announced the commencement of a stock repurchase program on May 24, 1999. In December 1999, the program completed the purchase of 10% of the Company's outstanding common stock or 132,250 shares. The total cost of the repurchase was $1,667,000 or an average of $12.60 per share.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998

Net Income.   The Company's net income for the three months ended
December 31, 1999 was $241,000 compared to net income of $177,000 for the three months ended December 31, 1998. The $64,000 increase in net income for the three months ended December 31, 1999 resulted principally from increased interest income and income from loan sales which offset increased interest expense and compensation.

Net Interest Income. Net interest income for the three months ended December 31, 1999 was $1,209,000 compared to $1,102,000 for the three months ended December 31, 1998. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. For the three months ended December 31, 1999, the interest rate spread increased from 3.54% for the three months ended December 31, 1998 to 3.71% for the three months ended December 31, 1999. This was caused by a decrease in the average cost of interest bearing liabilities from 4.72% at December 31, 1998 to 4.42% at December 31, 1999. The interest rate spread was also affected by a decrease in the average yield on earning assets from 8.26% at December 31, 1998 to 8.12% at December 31, 1999.

Non-interest Income. Non-interest income was $131,000 for the three months ended December 31, 1999 as compared to $43,000 for the three months ended December 31, 1998. The majority of the increase is due to income from loan sales of $62,000 for the three months ended December 31, 1999.

Non-interest Expenses. Non-interest expenses were $892,000 for the three months ended December 31, 1999 as compared to $807,000 for the three months ended December 31, 1998. The majority of the increase occurred in compensation and benefit expense, which increased $65,000. The increase was due to additional employees associated with growth.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER
31, 1999 AND 1997

Net Income. The Company's net income for the six months ended December 31, 1999 was $501,000 compared to net income of $424,000 for the six months ended December 31, 1998. The increase in net income resulted primarily from increased interest income and income from loan sales which offset increased interest expense and compensation.

Net Interest Income. Net interest income for the six months ended December 31, 1999 was $2,411,000 compared to $2,205,000 for the six months ended December 31, 1998. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The interest rate spread increased slightly from 3.63% for the six months ended December 31, 1998 to 3.66% for the six months ended December 31, 1999. The increase was caused by a decrease in the average cost of interest bearing liabilities from 4.69% at December 31, 1998 to 4.44% at December 31, 1999. The decrease in the cost was due to an increase in non-interest bearing checking and other lower cost deposit accounts. The decrease in cost was offset by a decrease in the average yield on earning assets from 8.32% at December 31, 1998 to 8.10% at December 31, 1999. The decrease was due to refinancing of higher rate mortgage loans to lower rates.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS


Allowance for Loan Loss. The provision for loan losses for the six months ended December 31, 1999 was $90,000 as compared to $120,000 for the six months ended December 31, 1998. The decrease in the provision was due to an analysis of the loss history of the loans held by the Association. The Association continues to provide for loan losses based on the mix of new loans and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Income. Non-interest income was $256,000 for the six months ended December 31, 1999 was compared to $95,000 for the six months ended December 31, 1998. The majority of the increase is due to income from loan sales of $123,000 for the six months ended December 31, 1999.

Non-interest Expenses. Non-interest expenses were $1,758,000 for the six months ended December 31, 1999 as compared to $1,490,000 for the six months ended December 31, 1998. The majority of the increase occurred in compensation and benefit expense, which increased $221,000. The increase was due to additional employees associated with growth.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Association has historically maintained a level of liquid assets in excess of regulatory requirements. The Association's liquidity ratios at December 31, 1999 and 1998 were 5.69% and 6.85%, respectively.

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

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS


YEAR 2000 READINESS DISCLOSURE

The Company has not experienced any abnormalities on its information processing systems due to the effect of the year 2000. The Company and the Association will continue to monitor the information processing systems as the year continues. It is management's opinion that any additional year 2000 related expenses will not have a material effect on the Company's financial position. All additional costs will be expensed as incurred.

                      HIGH COUNTRY BANCORP, INC.

              PART II - OTHER INFORMATION



  ITEM 1: Legal Proceedings

          None

  ITEM 2: Changes in Securities

          None

  ITEM 3: Defaults Upon Senior Securities

          Not Applicable

  ITEM 4: Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting on October 21, 1999 in Salida, Colorado to vote on the election of two directors of the Company. At the meeting, Richard
          A. Young and Larry D. Smith were elected to three-year terms, each receiving more than 99% of the votes cast.

  ITEM 5: Other Information

          In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. The new subsidiary offers title insurance and escrow closing services to customers in the Association's market area.

          On December 15, 1999 the Association announced that the Association's name will be changed to High Country Bank during the first few months of 2000. This change is currently scheduled to occur on or about February 15, 2000.

  ITEM 6: Exhibits and Reports on Form 8-K

          Exhibit 27   Financial Data Schedule


  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           High Country Bancorp, Inc.
                           Registrant



  Date February 11, 2000   /s/ Larry D. Smith
       ----------------    ------------------------------
                           Larry D. Smith, President