Form 10QSB
period 2000-03-31
HIGH COUNTRY BANCORP INC
filed 2000-05-10
CIK 1044676

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

         Yes   X        No
             _____         _____


   State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:
  Shares of common stock, $.01 par value outstanding as of
  March 31, 2000:       1,091,250

              HIGH COUNTRY BANCORP, INC.

                       CONTENTS


  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Statements of Condition
               at June 30, 1999 and March 31, 2000         3

               Statements of Consolidated Income for
               the Nine Months and Three Months Ended
               March 31, 2000 and 1999                     4

               Statements of Consolidated Cash Flows
               for the Nine Months Ended March 31,
               2000 and 1999                               5

               Notes to Financial Statements             6 - 7

     Item 2:   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                 8 - 11

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                           12

     Item 2:   Changes in Securities                       12

     Item 3:   Defaults Upon Senior Securities             12

     Item 4:   Submission of Matters to a Vote
               of Security Holders                         12

     Item 5:   Other Information                           12

     Item 6:   Exhibits and Reports on Form 8-K            12

     Signature                                             12

                    HIGH COUNTRY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (UNAUDITED)

                                                       March 31,       June 30,
                                                         2000            1999
             ASSETS                                  ------------    ------------
Cash and amounts due from banks                     $  4,190,965     $  2,248,971
Interest-bearing deposits at other institutions        1,042,840        4,409,949
Mortgage-backed securities, held to maturity           2,720,097        3,328,789
Securities held to maturity                              200,000          310,000
Loans receivable -  net                              111,809,896       98,433,182
Loans held for sale, lower of cost or market             207,000               --
Federal Home Loan Bank stock, at cost                  1,614,800        1,201,300
Accrued interest receivable                              830,658          801,223
Property and equipment, net                            5,451,947        2,863,725
Mortgage servicing rights                                 23,224           22,496
Prepaid expenses and other assets                        424,313          386,664
Deferred income taxes                                     25,000            7,400
                                                    ------------     ------------
     TOTAL ASSETS                                   $128,540,740     $114,013,699
                                                    ============     ============
             LIABILITIES AND EQUITY

LIABILITIES
Deposits                                            $ 79,178,611     $ 72,604,408
Advances by borrowers for taxes and insurance            155,059           18,015
Accounts payable and other liabilities                   760,819          656,030
Advances from Federal Home Loan Bank                  32,245,000       22,685,000
Accrued income taxes payable                              18,054           22,014
                                                    ------------     ------------
     TOTAL LIABILITIES                               112,357,543       95,985,467
                                                    ------------     ------------

Commitments and contingencies

EQUITY
Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                                --               --
Common Stock - $.01 par value;
  authorized 3,000,000 shares; issued
  and outstanding 1,091,250 shares
  (3/31/00) and 1,298,719 shares
  (6/30/99)                                               10,913           12,987
Paid-in capital                                        9,932,119       12,426,953
Retained earnings - substantially restricted           7,402,682        6,868,120
Note receivable from ESOP Trust                         (838,465)        (838,465)
Deferred stock awards                                   (324,052)        (441,363)
                                                    ------------     ------------
     TOTAL EQUITY                                     16,183,197       18,028,232
                                                    ------------     ------------
     TOTAL LIABILITIES AND EQUITY                   $128,540,740     $114,013,699
                                                    ============     ============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED)


                                                          Three Months Ended          Nine Months Ended
                                                               March 31,                  March 31,
                                                         2000            1999         2000          1999
                                                     ------------    ------------   ---------    ----------
Interest Income
   Interest on loans                                 $2,345,113       $1,976,784     $6,634,385   $5,729,049
   Interest on securities held-to-maturity               46,761           60,641        148,190      197,734
   Interest on other interest-bearing assets             30,928           88,272        139,340      328,823
                                                     ----------       ----------     ----------   ----------
          Total interest income                       2,422,802        2,125,697      6,921,915    6,255,606
                                                     ----------       ----------     ----------   ----------
Interest Expense
   Deposits                                             684,056          663,226      2,100,736    2,002,381
   Federal Home Loan Bank advances                      422,194          327,517      1,093,756      913,720
                                                     ----------       ----------     ----------   ----------
          Total interest expense                      1,106,250          990,743      3,194,492    2,916,101
                                                     ----------       ----------     ----------   ----------
          Net interest income                         1,316,552        1,134,954      3,727,423    3,339,505

Provision for losses on loans                            59,950           59,928        149,800      179,802
                                                     ----------       ----------     ----------   ----------
          Net income after provision
            for loan losses                           1,256,602        1,075,026      3,577,623    3,159,703
                                                     ----------       ----------     ----------   ----------
Noninterest Income
   Income from loan sales                                43,645               --        166,453           --
   Service charges on deposits                           40,624           33,726        114,910      105,179
   Other                                                 65,135            7,014        124,200       30,481
                                                     ----------       ----------     ----------   ----------
          Total noninterest income                      149,404           40,740        405,563      135,660
                                                     ----------       ----------     ----------   ----------
Noninterest Expense
  Compensation and benefits                             563,863          471,398      1,635,997    1,322,072
  Occupancy and equipment                               181,702          162,905        503,822      479,886
  Insurance and professional fees                        67,568           62,246        174,877      156,073
  Other                                                 150,986          124,195        407,540      352,952
                                                     ----------       ----------     ----------   ----------
          Total noninterest expense                     964,119          820,744      2,722,236    2,310,983
                                                     ----------       ----------     ----------   ----------
          Income before income taxes                    441,887          295,022      1,260,950      984,380

          Income tax expense                            177,322          107,600        495,722      372,570
                                                     ----------       ----------     ----------   ----------
          Net income                                 $  264,565       $  187,422     $  765,228   $  611,810
                                                     ==========       ==========     ==========   ==========

Basic Earnings Per Common Share                      $     0.24       $     0.16     $     0.67   $     0.50
                                                     ==========       ==========     ==========   ==========
Diluted Earnings Per Common Share                    $     0.24       $     0.16     $     0.67   $     0.50
                                                     ==========       ==========     ==========   ==========

Weighted Average Common Shares
Outstanding        Basic                              1,112,739         1,206,029     1,140,447    1,225,481
                   Diluted                            1,112,739         1,206,029     1,140,447    1,225,481
Dividends Paid Per Share                             $       --       $        --    $     0.20   $     0.20

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HIGH COUNTRY BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    Nine Months Ended
                                                         March 31,
                                                   2000            1999
                                                ----------      ----------
Operating Activities
   Net income                                   $   765,228     $   611,810
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization of:
      Deferred loan origination fees                (35,712)       (178,444)
      Discounts on investments                        4,560          11,674
   Stock dividend received from FHLB                (45,300)        (59,500)
   Compensation expense on Management Recognition
     Plan                                           116,546         110,358
   ESOP market value expense                         12,454          19,171
   Provision for losses on loans                    150,000         180,000
   Deferred income taxes                            (17,600)        (33,700)
   Depreciation                                     137,881         142,048
   Income taxes                                      (3,960)             --
   Net change in miscellaneous assets               (67,812)        (46,236)
   Net change in miscellaneous liabilities          104,789        (220,978)
                                                -----------     -----------
        Net cash provided by operating
          activities                              1,121,074         536,203
                                                -----------     -----------
Investing Activities
  Net change in loans receivable                (13,698,002)    (14,754,034)
  Principal repayments of mortgage-backed
    securities held-to-maturity                     604,132         830,324
  Redemption securities held to maturity            110,000              --
  Purchase of FHLB stock                           (368,200)        (55,700)
  Purchases of property and equipment            (2,726,103)       (344,692)
  Purchase of stock for MRP                              --        (551,721)
                                                -----------     -----------
        Net cash used by investing activities   (16,078,173)    (14,875,823)
                                                -----------     -----------
Financing Activities
  Net change in deposits                          6,574,203       7,265,331
  Net change in mortgage escrow funds               137,044          82,522
  Purchase of common stock                       (2,508,597)             --
  Cash dividends paid                              (230,666)       (245,456)
  Proceeds (payment)on FHLB advances              9,560,000       3,885,000
                                                -----------     -----------
        Net cash provided by financing
          activities                             13,531,984      10,987,397
                                                -----------     -----------
        Net (decrease) increase in cash and
          cash equivalents                       (1,425,115)     (3,352,223)

Cash and cash equivalents, beginning              6,658,920       9,962,414
                                                -----------     -----------
Cash and cash equivalents, ending               $ 5,233,805     $ 6,610,191
                                                ===========     ===========
Supplemental disclosure of cash flow
 information
Cash paid for:
   Taxes                                        $   481,739     $   396,458
   Interest                                       3,247,712       2,899,266

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             HIGH COUNTRY BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)
                   MARCH 31, 2000
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services within the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1999 High Country
Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At March 31, 2000, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2000:

Tangible Capital:
     Actual                 $13,077,000           10.14%
     Required                 1,934,000            1.50
     Excess                 $11,143,000            8.64%

Core Capital:
     Actual                 $13,077,000           10.14%
     Required                 3,867,000            3.00
     Excess                 $ 9,210,000            7.14%

Risk-Based Capital:
     Actual                 $14,033,000           15.48%
     Required                 7,252,000            8.00
     Excess                 $ 6,781,000            7.48%

              HIGH COUNTRY BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                    MARCH 31, 2000

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

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30 1999 AND MARCH 31,
2000

The Company's total assets increased by $14.5 million or 12.7% from $114.0 million at June 30 1999 to $128.5 million at March
31, 2000. The increase in assets was due to loan growth of $13.6 million.

Net loans totaled $112.0 million at March 31, 2000 and $98.4 million at June 30 1999. The increase in loans occurred in commercial real estate loans which increased $7.9 million, consumer loans which increased $1.7 million, residential loans which increased $1.5 million, residential construction loans which increased $1.2 million, and in other loan categories which increased $1.3 million.

Fixed-rate loan sales to the Federal Home Loan Mortgage
Corporation for the nine months ended March 31, 2000 totaled
$9.2 million. At March 31, 2000, loans held for sale were $207,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $956,000 at March 31, 2000 and $909,000 at June 30 1999. As of those dates the non-performing loans in the Bank's portfolio were $627,000 and $275,000, respectively. The increase was primarily due to the addition of two secured commercial loans totaling $195,000 and two single family mortgage loans totaling $165,000. The total non-performing loans at March 31, 2000 include 24 loans secured by single family residences, business inventory, equipment and autos. The largest non-performing loan balance was $100,000 and is secured by inventory and equipment. There was $104,000 of loans charged off and less than $1,000 of recoveries of previous loan losses during the nine months ended March 31, 2000. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. At March 31, 2000 and June 30 1999, the ratio of the allowance for loan losses to net loans was .85% and .92%, respectively.

At March 31, 2000, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $2.9 million and an estimated fair value of $2.9 million. The balance of the Company's investment portfolio at March 31, 2000 consists of interest bearing deposits with various financial institutions. Interest bearing deposits decreased by $3.4 million from June 30, 1999 to $1.0 million at March 31, 2000. The funds were used for loan growth.

Property and equipment increased $2.6 million for the nine months ended March 31, 2000. The majority of the increase is associated with the construction of the Bank's new home office in Salida, Colorado. The office opened on April 3, 2000. Property and equipment depreciation costs will increase by an estimated $42,000 per quarter beginning with the quarter ending June 30, 2000.

At March 31, 2000 deposits increased to $79.2 million from $72.6 million at June 30 1999 or a net increase of 9.1%.  The increase was used to fund loan growth.  Management is continually
evaluating the investment alternatives available to the
Company's customers, and adjusts the pricing on its savings
products to maintain its existing deposits.
                          8

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Advances from the Federal Home Loan Bank increased to $32.2 million at March 31, 2000, from $22.7 million at June 30, 1999.
The increase was used to fund loan growth.

In December 1999, the Company completed a stock repurchase program announced on May 24, 1999. A total of 132, 250 shares or 10% of the Company's outstanding common stock was repurchased at a total cost of $1,667,000. The Company announced the commencement of a second stock repurchase program on March 20, 2000. The program will acquire up to 10% of the Company's outstanding common stock or 119,025 shares over a twelve month period. For the three months ended March 31, 2000, the Company repurchased 99,000 shares at a total cost of $1,127,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 2000 AND 1999

Net Income.   The Company's net income for the three months
ended March 31, 2000 was $265,000 compared to net income of $187,000 for the three months ended March 31, 1999. The $78,000 increase in net income for the three months ended March 31, 2000 resulted principally from increased interest income, income from loan sales and other income which offset increased interest expense and compensation.

Net Interest Income. Net interest income for the three months ended March 31, 2000 was $1,317,000 compared to $1,135,000 for the three months ended March 31, 1999. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. For the three months ended March 31, 2000, the interest rate spread increased from 3.56% for the three months ended March 31, 1999 to 4.03% for the three months ended March 31, 2000. The increased spread was primarily due to an increase in the average yield on earning assets from 8.06% at March 31, 1999 to 8.37% at March 31, 2000. The interest rate spread was also affected by a decrease in the average cost of interest bearing liabilities from 4.50% at March 31, 1999 to 4.34% at March 31, 2000.

Non-interest Income. Non-interest income was $149,000 for the three months ended March 31, 2000 as compared to $41,000 for the three months ended March 31, 1999. The increase is due to income from loan sales of $44,000 and an increase in other non-interest income of $58,000 which includes loan origination fees and title insurance fees.

Non-interest Expenses. Non-interest expenses were $964,000 for the three months ended March 31, 2000 as compared to $821,000 for the three months ended March 31, 1999. The majority of the increase occurred in compensation and benefit expense, which increased $93,000, due to additional employees associated with growth.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH
31, 2000 AND 1999

Net Income. The Company's net income for the nine months ended March 31, 2000 was $765,000 compared to net income of $612,000 for the nine months ended March 31, 1999. The increase in net income resulted primarily from increased interest income and income from loan sales which offset increased interest expense and compensation.

             HIGH COUNTRY BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS


Net Interest Income. Net interest income for the nine months ended March 31, 2000 was $3,727,000 compared to $3,340,000 for the nine months ended March 31, 1999. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The interest rate spread increased from 3.61% for the nine months ended March 31, 1999 to 3.77% for the nine months ended March 31, 2000. The increase was caused by a decrease in the average cost of interest bearing liabilities from 4.64% at March 31, 1999 to 4.40% at March 31, 2000. The decrease in the cost was due to an increase in non-interest bearing checking and other lower cost deposit accounts. The decrease in cost was offset by a decrease in the average yield on earning assets from 8.25% at March 31, 1999 to 8.17% at March 31, 2000. The decrease was due to refinancing of higher rate mortgage loans to lower rates.

Allowance for Loan Loss. The provision for loan losses for the nine months ended March 31, 2000 was $150,000 as compared to $180,000 for the nine months ended March 31, 1999. The decrease in the provision was due to an analysis of the loss history of the loans held by the Bank. The Bank continues to provide for loan losses based on the mix of new loans and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Income. Non-interest income was $406,000 for the nine months ended March 31, 2000 was compared to $136,000 for the nine months ended March 31, 1999. The majority of the increase is due to income from loan sales of $166,000 for the nine months ended March 31, 2000.

Non-interest Expenses. Non-interest expenses were $2,722,000 for the nine months ended March 31, 2000 as compared to $2,311,000 for the nine months ended March 31, 1999. The majority of the increase occurred in compensation and benefit expense, which increased $314,000, due to additional employees associated with growth.

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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratios at March 31, 2000 and 1999 were 5.63% and 5.04%, respectively.

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


YEAR 2000 READINESS DISCLOSURE

The Company has not experienced any abnormalities on its information processing systems due to the effect of the year 2000. The Company and the Bank will continue to monitor the information processing systems as the year continues. It is management's opinion that any additional year 2000 related expenses will not have a material effect on the Company's financial position. All additional costs will be expensed as incurred.

              HIGH COUNTRY BANCORP, INC.

              PART II - OTHER INFORMATION



  ITEM 1: Legal Proceedings

          None

  ITEM 2: Changes in Securities

          None

  ITEM 3: Defaults Upon Senior Securities

          Not Applicable

  ITEM 4: Submission of Matters to a Vote of Security Holders.

          None

  ITEM 5: Other Information

          On February 15, 2000, the Salida Building and Loan
          Association changed its name to High Country Bank.
          High Country Bank remains a federally chartered stock savings institution.

  ITEM 6: Exhibits and Reports on Form 8-K

          On March 20, 2000, the Company filed a current report on Form 8-K. In the current report on Form 8-K, the Company reported under Item 5 the commencement of a stock repurchase program to acquire up to 10% of the Company's outstanding common stock.

          Exhibit 27   Financial Data Schedule


  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 High Country Bancorp, Inc.
                                 Registrant

  Date May 9, 2000              /s/ Larry D. Smith
                                 -------------------------
                                 Larry D. Smith, President