Form 10KSB40
period 2000-06-30
HIGH COUNTRY BANCORP INC
filed 2000-09-27
CIK 1044676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2000
[   ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                         Commission File Number: 0-23409

                           HIGH COUNTRY BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Colorado                                            84-1438612
---------------------------------                              -------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

  7360 West US Highway 50, Salida, Colorado                       81201
-------------------------------------------                     --------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

     State registrant's revenues for its most recent fiscal year: $10,126,314

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($11.75 per share on September 15, 2000), was approximately $8,963,969. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of September 15, 2000, there were issued and outstanding 1,071,225 shares of the registrant's common stock, of which 308,334 shares were held by affiliates (as defined above).

     Transitional Small Business  Disclosure Format (check one): YES    NO  X
                                                                   ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000 (Parts I and II)

     2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     HIGH COUNTRY BANCORP, INC. High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado in August 1997 for the purpose of becoming a savings and loan holding company for Salida Building and Loan Association which changed its name to High Country Bank (the "Bank") in February 2000. On December 9, 1997, the Bank consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 1,322,500 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $13.2 million and net proceeds of $12.7 million. The Company purchased all of the capital stock of the Bank with $5.8 million of the offering proceeds. On May 24, 1999, the Company announced that it was commencing a stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 132,250 shares, over a 12-month period. On March 20, 2000, the Company announced a second stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 119,025 shares, over a 12-month period. These repurchase programs, both of which have been completed, resulted in the repurchase of 251,275 shares of Company Common Stock.

     The Company engages in no significant activity other than investing the proceeds of the offering of Common Stock which it retained, holding the stock of the Bank and operating the business of a savings association through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

     In April 2000, the Company relocated its executive offices to its new main office located at 7360 West US Highway 50, Salida, Colorado. Its telephone number is (719) 539-2516.

     HIGH COUNTRY BANK. The Bank is a federal stock savings association operating through offices located in Salida, Colorado (2), Buena Vista, Colorado and Leadville, Colorado and serving Chaffee, Lake, Western Fremont and Saguache Counties in Colorado. The Bank was chartered in 1886 as the first state-chartered building and loan association in Colorado. The Bank received federal insurance of its deposit accounts and became a member of the FHLB in 1937. The Bank became a federally-chartered association on August 16, 1993 under the name of Salida Building and Loan Association. Effective December 9, 1997, the Bank became a stock savings association. In November 1999, the Bank incorporated a new subsidiary, High Country Title and Escrow Company ("High Country Title"). High Country Title offers title insurance and escrow closing services within the Bank's market area. At June 30, 2000, the Bank had total assets of $137.7 million, loans receivable (net) of $119.9 million, total deposits of $82.8 million and stockholders' equity of $16.1 million.

     Historically, the Bank has operated as a traditional savings institution by emphasizing the origination of loans secured by one- to four-family residences. Since fiscal 1996, the Bank has significantly increased its origination of consumer, commercial business and commercial real estate loans, including loans for the purchase and development of raw land, all of which loans have been originated in its market area.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Topeka, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board governing reserves to be maintained and certain other matters. Regulations significantly affect the operations of the Bank. See "Regulation of the Bank."

     In April 2000, the Bank relocated its executive offices to its new main office located at 7360 West US Highway 50, Salida, Colorado 81201-0309. The Bank retained the location at 130 West 2nd Street as a branch office, and its main telephone number is (719) 539-2516.

LENDING ACTIVITIES

     GENERAL. The Bank's loan portfolio, net, totaled $119.9 million at June 30, 2000, representing 87.05% of total assets at that date. Substantially all loans are originated in the market area. At June 30, 2000, $67.2 million, or 56.01% of the Bank's gross loan portfolio consisted of one- to four-family, residential mortgage loans. Other loans secured by real estate include commercial real estate loans which amounted to $18.7 million or 15.59% of the gross loan portfolio and land development loans, which amounted to $4.6 million or 3.84% of the gross loan portfolio at June 30, 2000. The Bank also originates commercial business loans and consumer loans, most of which are automobile loans. At June 30, 2000, consumer loans totaled $14.4 million, or 12.00% of the gross loan portfolio, and commercial business loans totaled $11.6 million or 9.68% of the gross loan portfolio.

     LOAN PORTFOLIO COMPOSITION. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2000, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                 AT JUNE 30,
                                                            -----------------------------------------------------
                                                                  2000                             1999
                                                            --------------------            ---------------------
                                                            AMOUNT            %             AMOUNT            %
                                                            ------          -----           ------          -----
                                                                            (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family.....................................  $   67,150      56.01%          $  63,965      64.98%
  Commercial..............................................      18,695      15.59               8,504       8.64
  Construction............................................       7,522       6.27               4,468       4.54
  Land development........................................       4,601       3.84%              3,209       3.26
                                                            ----------     ------           ---------    -------
     Total mortgage loans.................................      97,968      81.71              80,146      81.42
                                                            ----------     ------           ---------    -------
Consumer loans............................................      14,387      12.00              11,921      12.11
Loans on savings accounts.................................         588       0.49                 691       0.70
Commercial loans..........................................      11,602       9.68               9,058       9.20
Other loans...............................................          21       0.02                  15       0.02
                                                            ----------    -------           ---------     ------
Total loans...............................................     124,566     103.90             101,831     103.45
                                                            ----------    -------           ---------     ------

Less:
  Undisbursed loans in process............................       3,069       2.56               1,954       1.99
  Deferred fees and discounts............................          596       0.50                 534       0.54
  Allowance for losses....................................       1,003       0.84                 910       0.92
                                                            ----------    -------           ---------     ------
Loan portfolio, net.......................................  $  119,898     100.00%          $  98,433     100.00%
                                                            ==========    =======           =========     ======

                                       3

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                              Due after
                                       Due during             1 through             Due after
                                     the year ending        5 years after         5 years after
                                      June 30, 2001         June 30, 2001         June 30, 2001          Total
                                      -------------         -------------         -------------         -------
                                 (In thousands)

Mortgage loans:
  One-to four-family...................$    1,143             $   3,888             $  62,119          $ 67,150
  Commercial...........................     2,538                12,610                 3,547            18,695
  Construction.........................     7,522                    --                    --             7,522
  Land development.....................     2,198                 2,170                   233             4,601
                                       ----------             ---------             ---------          --------
     Total.............................$   13,401             $  18,668             $  65,899          $ 97,968
                                       ==========             =========             =========          ========

     The next table sets forth at June 30, 2000, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                                        Predetermined                 Floating or
                                                            Rates                 Adjustable Rates
                                                           -------                ----------------
                                                                        (In thousands)

Mortgage loans
   One-to four-family................................   $   61,651                  $    5,499
   Commercial........................................       18,261                         434
   Construction......................................        7,522                          --
   Land development..................................        4,601                          --
                                                        ----------                  ----------
     Total...........................................   $   92,035                  $    5,933
                                                        ==========                  ==========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     LOAN FEES AND SERVICING. The Bank receives fees in connection with loan applications, late payments and for miscellaneous services related to its loans. The Bank also charges a fee on loan originations ranging from 1.00% to 2.00% of the principal base. As of June 30, 2000, the Bank serviced $4.7 million in loans for the Federal Home Loan Mortgage Corporation ("FHLMC").

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 2000, $67.2 million, or 56.01%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $5.5 million, or 8.18%, carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $105,000.

     The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Due to customer preferences for fixed-rate loans, the Bank has had difficulty originating a large volume of ARMs in recent years. Most fixed-rate mortgage loans are originated for terms of 15 or 30 years. ARMs are originated for terms of up to 30 years. The Bank's ARMs have interest rates that adjust every year, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the rate on one-year U.S. Treasury securities, adjusted to a constant maturity. The current margin is two and one-half percentage points. Historically, all loans originated by the Bank have been retained in the Bank's loan portfolio. The Bank began selling new loans to the FHLMC in April 1999. For the years ended June 30, 2000 and 1999, the Bank sold fixed rate loans of $12.0 million and $5.7 million, respectively, to the FHLMC.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to a maximum of 80% of the lesser of the appraised value of the underlying property or its purchase price. For those few loans where the loan-to-value ratio exceeds 80%, the Bank requires private mortgage insurance. Originated loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

     The retention of ARMs in portfolio helps reduce the Bank's exposure to increases in interest rates. There are, however, unquantifiable credit risks resulting from potential increased costs to the borrower as a result of upward repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. The Bank does not originate ARM loans which provide for negative amortization. Although ARMs allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceilings contained in ARM contracts. In addition, since ARM interest rates can be adjusted no more frequently than annually, the yield on the Bank's ARM portfolio does not adjust as rapidly as market interest rates. Accordingly, there can be no assurance that yields on the Bank's ARMs will adjust sufficiently to compensate for increases in its cost of funds.

     The Bank also originates second mortgage loans and home equity lines of credit primarily for its existing one- to four-family first mortgage customers. At June 30, 2000, $7.6 million or 6.31% of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Home equity loans are underwritten with terms of 20 years with an adjustable rate. Second mortgages and home equity loans are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens.

     CONSTRUCTION LOANS. The Bank offers construction financing to qualified borrowers for construction primarily of single-family residential properties and to qualified developers for construction of small residential developments. The Bank provides financing to one builder for the construction of no more than four homes at a time. Construction loans are generally limited to a maximum loan-to-value ratio of 75% of the appraised value of the property on an "as-completed" basis. The Bank attempts to structure its residential construction loans so that they convert to a permanent loan, although this is not necessarily the case. Loans to finance the construction of residential property on a speculative basis are offered on a fixed-rate basis only, with the rate indexed to the prime rate plus a negotiated increment. The Bank limits the origination of construction loans to borrowers and developers with whom the Bank has had substantial prior experience due to the significant time and other requirements associated with originating and monitoring construction loans.

     Loan proceeds are disbursed during the construction phase (a maximum of 12 months) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 2000, $7.5 million, or 6.04%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately 80% of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area, limiting the aggregate amount of outstanding construction loans and imposing a stricter loan-to-value ratio requirement than required for one- to four-family mortgage loans.

     LAND DEVELOPMENT LOANS. The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale, and loans secured by raw land, such as cattle ranching acreage. Such loans are secured by a lien on the property, are generally limited to 70% of the developed value of the secured property and are typically made for a period of one-year, renewable based on negotiations with the Bank. Most land development loans are expected to be fully paid off five years after the original date of the loan. The Bank generally requires semi-annual interest payments during the term of the land loan. The amount of funds available under the Bank's land loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are developed, sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 2000, the Bank had $4.6 million of land development loans, which constituted 3.69% of the gross loan portfolio at such date. This total includes one loan of $451,000, which is one of the Bank's fifteen largest loans. The Bank originated $3.5 million and $1.8 million in land development loans during fiscal 2000 and fiscal 1999, respectively. Land development loans generally involve a higher degree of risk than residential mortgage lending in that there are large loan balances to single borrowers, and the initial estimate of the property value at completion may be inaccurate due to market variations and the difficulty in selling lots for home building. The success of such land development projects is sensitive to changes in supply and demand conditions in the local housing market, as well as regional and economic conditions generally. Although the Bank has attempted to reduce these risks, as noted above, potential investors should be aware of these factors in making their investment decision.

     COMMERCIAL REAL ESTATE LOANS. At June 30, 2000, loans secured by commercial real estate properties totaled $18.7 million, and represented 15.59% of the Bank's loan portfolio. Commercial real estate loans are secured by ranches, motels, small office buildings and retail stores and other non-residential property. Some of the Bank's commercial real estate loans are made to local businesses connected to the tourism and recreational rafting industries, which predominate in the Bank's primary market area. At June 30, 2000, the Bank's three largest loans were a $1.2 million loan secured by a cattle ranch, a $998,000 loan secured by a cattle ranch and a $965,000 loan secured by a motel in Salida, Colorado. Substantially all of the Bank's commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 2000.

     Commercial real estate loans generally have terms of up to 10 years and are underwritten on either a fixed or adjustable-rate basis. Commercial real estate loans have a maximum 20-year amortizing, although the term of the loan may be a fixed ten-year balloon loan. Adjustable-rate commercial and multi-family mortgages are indexed to the prime rate and adjust on an annual basis. Loan-to-value ratios may not exceed 70% of the appraised value of the underlying property. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information.

     Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project or business. These risks can be significantly affected by business conditions and by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to management.

     With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 2000, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $2.1 million. At June 30, 2000, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.6 million and consisted of eight loans, including a $629,000 commercial loan and a $565,000 commercial real estate loan secured by real estate located in Salida, Colorado. The largest single loan outstanding was a $1.2 million loan secured by a cattle ranch property, which is discussed above.

     COMMERCIAL BUSINESS LOANS. At June 30, 2000, the Bank had $11.6 million in commercial business loans which represented 9.31% of the Bank's gross loan portfolio. The Bank is permitted to invest up to 20% of its assets in commercial loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area, including those connected to the tourism industry, such as recreational vehicle ("RV") dealers, rafting companies and other tourist-related businesses. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. From time to time, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. At June 30, 2000, the Bank had dealer floor-plan loans of $953,000 and $645,000, and an inventory/equipment loan of $629,000 to a rafting and retail company. Commercial business loans usually carry a fixed rate and generally are underwritten for a maximum of five years.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral.

     CONSUMER LOANS. The Bank's consumer loans, which totaled $15.0 million or 12.04% of the gross loan portfolio at June 30, 2000, includes primarily loans secured by deposit accounts, automobile loans and other personal loans, which represented 0.49%, 12.00%, and 0.02% of its total loan portfolio, respectively, at June 30, 2000. The Bank also makes RV and boat loans, tractor loans and home improvement loans pursuant to its consumer lending authority. The Bank has recently emphasized consumer lending because of the higher yields and shorter-terms of such loans.

     The Bank makes deposit account loans up to 95% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the account and the account must be pledged as collateral to secure the loan. Savings account loans are secured by demand notes and interest is due on a quarterly basis. The Bank's automobile loans are generally underwritten in amount up to the purchase price of the automobile or the trade-in value as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months and vary depending on the age of the vehicle securing the loan. The Bank requires the borrower to insure the automobile under a policy listing the Bank as loss payee. The Bank also makes unsecured personal loans of up to $10,000. The terms of such loans do not exceed 12 months.

     In recent years, the Bank has increased its consumer lending, especially auto loans, by hiring a consumer loan officer, and has also increased its commercial business lending. The Bank intends to continue to emphasize the origination of consumer loans, especially automobile loans, and commercial business loans. Consumer loans and commercial business loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans or commercial business loans which are unsecured or secured by rapidly depreciable assets such as automobiles, RVs, boats, tractors and inventory. In such cases, any repossessed collateral for a defaulted consumer loan or commercial business loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy for consumer loans, and economic conditions for commercial business loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. These additional risks could result in the Bank experiencing increased delinquencies, thereby incurring additional losses from its consumer and commercial business lending activities.

     LOAN SOLICITATION AND PROCESSING. The Bank's mortgage loans have generally been originated by its loan officers, branch managers and senior management officials. Loan originations are obtained from a number of sources, including existing and past customers, members of the local community and established builders and realtors within the Bank's market area. Upon receipt of a loan application from a prospective borrower, the Bank reviews the information provided and makes an initial determination as to whether certain basic underwriting standards regarding the type of property, debt-to-income ratios and other credit concerns are satisfied. A credit report, employment history and other evidence is obtained to verify certain specific information relating to the loan applicant's employment, income and credit standing. For real estate loans, an appraisal of the property intended to secure the loan is undertaken by an independent appraiser approved by the Bank. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans and to obtain a lawyer's opinion of title which insures that the property is free of prior encumbrances. The borrower must also obtain paid flood insurance when the property is located in a flood plain as designated by the Federal Government. It is the Bank's policy to record a lien on the real estate securing the loan. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     Secured loans in amounts of up to $260,000 may be approved by two members of the Bank's loan committee. All loans in excess of $500,000 must be approved by the Board of Directors. Branch Managers may approve consumer loans of up to $10,000, or up to $30,000 with the approval of the consumer loan officer. Consumer loans of up to $100,000 may be approved by two members of the loan committee, while consumer loans over $100,000 must be approved by four members of the loan Committee. Commercial loans of up to $100,000 may be approved by two members of the loan committee, while such loans over $100,000 to $500,000 are approved by three loan committee members and loans of $500,000 or over go to the full Board.

     Loan applicants are promptly notified in writing of the Bank's decision. If the loan is approved, the notification will provide that the Bank's commitment will generally terminate within 30 days of the approval. It has been the Bank's experience that substantially all approved loans are funded.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Historically, most loans originated by the Bank have been held in the Bank's portfolio until maturity. Beginning in April 1999, the Bank began ongoing sales of new fixed rate single family residential terms to the FHLMC. The sales to the FHLMC were done to increase fee income, lower interest rate risk and compete with mortgage bankers.

     The following table sets forth certain information with respect to the Bank's loan origination activity for the periods indicated. The Bank has not purchased any loans in the periods presented.

                                                                      At June 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (In thousands)
Net loans, beginning of period..............................  $  98,433         $ 81,359


Origination by type:
-------------------

Mortgage loans:
   One- to four-family......................................     39,117         $ 41,451
   Commercial...............................................     11,288            3,560
   Land development.........................................      3,492            1,814
Consumer loans..............................................     10,034            9,455
Loans on savings accounts...................................        308              325
Commercial loans............................................     11,717            5,570
                                                              ---------         --------
     Total loans originated.................................     75,956           62,175
                                                              ---------         --------
Loans sold..................................................     11,994            5,666
                                                              ---------         --------
Repayments..................................................     43,767           39,671
                                                              ---------         --------
Decrease (increase) in other items, net.....................      1,270              236
                                                              ---------         --------
     Net increase (decrease) in loans receivable, net.......     21,465           17,074
                                                              ---------         --------
Net loans, end of period....................................  $ 119,898         $ 98,433
                                                              =========         ========


     NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5.0% of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                      At June 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (In thousands)
Loans accounted for on a non-accrual basis:
  Real estate:
    One- to four-family.....................................  $     378         $     55
    Commercial..............................................         --               34
    Land development........................................         --               --
Consumer....................................................         41               34
Commercial..................................................        114              152
Other.......................................................         --               --
                                                              ---------         --------
        Total...............................................        533              275
                                                              ---------         --------

Accruing loans delinquent 90 days or more:
  Real estate:
    One- to four-family.....................................  $      --         $     --
    Commercial..............................................         --               --
    Land development........................................         --               --
  Consumer..................................................        149               --
Commercial..................................................         --               --
Other.......................................................         --               --
                                                              ---------         --------
        Total...............................................        149               --
                                                              ---------         --------
            Total nonperforming loans.......................        682              275
                                                              ---------         --------
Repossessed assets..........................................         18               18
                                                              ---------         --------
Total non-performing assets.................................  $     700         $    293
                                                              =========         ========
Total non-performing loans as a
  percentage of total net loans.............................       0.57%            0.28%
                                                              =========         ========
Total non-performing assets as a
  percentage of total assets................................       0.51%            0.26%
                                                              =========         ========

     At June 30, 2000, the Bank had $533,000 in loans outstanding that were classified as non-accrual, of which $378,000 were one- to four- family loans, $41,000 were automobile loans and $114,000 were secured commercial loans. At that date, the Bank had no loans outstanding that were not classified as non-accrual, 90 days past due or restructured, but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The

Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2000, the Bank had $1.5 million in assets classified as special mention, $559,000 in assets classified as substandard, $102,000 in assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During fiscal 2000, the Bank increased its allowance for loan losses by $94,000 to $1.0 million at June 30, 2000. The Bank took this action due to the continued significant increase in multi-family real estate, commercial real estate, commercial business and consumer loans and due to the additional risks inherent in these types of lending.

     Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Bank's policy includes an arithmetic formula for determining the reasonableness of the institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Management reviews the institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% to 20% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                 Year Ended June 30,
                                                              -------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (In thousands)

Balance at beginning of period..............................  $     909         $    751
                                                              ---------         --------
Charge-offs:
  One- to four-family.......................................         (6)              --
  Multi-family..............................................         --               --
  Non-residential...........................................         --               --
  Construction..............................................         --               --
  Consumer..................................................         --              (25)
  Commercial................................................        (48)             (61)
  Other.....................................................        (66)              --
                                                              ---------         --------
                                                                   (120)             (86)
                                                              ---------         --------
Recoveries..................................................          4               14
                                                              ---------         --------
Net recoveries (charge-offs)................................       (116)             (72)
                                                              ---------         --------
Additions charged to operations.............................        210              230
                                                              ---------         --------
Balance at end of period....................................  $   1,003         $    909
                                                              =========         ========
Allowance for loan losses to total
  non-performing loans at end of period.....................     147.07%          330.55%
                                                              =========         ========
Allowance for loan losses to net loans
  at end of period..........................................       0.84%             .92%
                                                              =========         ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            June 30,
                                                     -------------------------------------------------------
                                                                 2000                        1999
                                                     --------------------------   --------------------------

                                                                    Percent of                   Percent of
                                                                       Loans to                    Loans to
                                                                    Category to                  Category to
                                                     Amount         Total Loans   Amount         Total Loans
                                                     ------         -----------   ------         -----------
                                                                     (Dollars in thousands)

Mortgage loans:
   Residential.....................................  $     186          18.54%    $    207            22.77%
   Commercial......................................        121          12.06           65             7.15
   Land............................................         49           4.89           63             6.93
Consumer loans.....................................        267          26.62          270            29.70
Commercial loans...................................        380          37.89%         304            33.45
                                                     ---------         ------     --------           ------
                                                     $   1,003         100.00%    $    909           100.00%
                                                     =========         ======     ========           ======

INVESTMENT ACTIVITIES

     GENERAL.   The  Bank  is  permitted  under  federal  law  to  make  certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Topeka, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation of the Bank -- Liquidity Requirements."

     The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield, for asset/liability management purposes and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of interest-bearing deposits and securities issued by the U.S. Treasury. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases must be approved by the Bank's Investment Committee. The Board of Directors reviews all securities transactions on a monthly basis.

     Pursuant to SFAS No. 115, the Bank had no securities classified as "available for sale" at June 30, 1999 and 2000. Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     MORTGAGE-BACKED AND RELATED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries include quasi-governmental agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors, and from all of whom the Bank has purchased mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The Bank's mortgage-backed securities portfolio consists solely of $2.6 million in mortgage-backed securities of which $6,000 had fixed interest rates and $2.6 million had adjustable interest rates at June 30, 2000. The Bank makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.


                                                                      At June 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (In thousands)
School district securities..................................  $     200         $    310
Interest-bearing deposits...................................      1,321            4,410
Mortgage-backed securities..................................      2,643            3,329
Federal Home Loan Bank stock................................      1,857            1,201
                                                              ---------         --------
      Total.................................................  $   6,021         $  9,250
                                                              =========         ========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 2000.



                                    One Year or Less         One to Five Years       Over Five Years    Total Investment Portfolio
                                   --------------------   ---------------------   --------------------  --------------------------

                                               Weighted              Weighted               Weighted                Weighted
                                   Book        Average     Book      Average      Book       Average      Book       Average
                                   Value         Yield     Value       Yield      Value       Yield       Value       Yield
                                   -----       ----------  -----     ----------   -----    -----------    -----      -------
                                                               (Dollars in thousands)
School district securities.......   $  200      4.10%     $   --         --%      $   --        --%       $  200       4.10%
Interest-bearing deposits........    1,321      6.01          --         --           --        --         1,321       6.01
Mortgage-backed securities.......       --        --          --         --        2,643      6.85         2,643       6.85
Federal Home Loan Bank stock.....       --        --          --         --        1,857      7.75         1,857       7.75
                                    ------                ------                  ------                  ------
Total investment securities......   $1,521                $   --                  $4,500                  $6,021
                                    ======                ======                  ======                  ======


     The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage
(currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Bank for the quarter ending June 30, 2000 was 6.18%.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Topeka.

     DEPOSITS. The Bank attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from three months to eight years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits, but does accept jumbo deposits from its regular customers.

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Colorado residents who reside in the Bank's market area.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                          Balance at                                  Balance at
                                            June 30,      % of          Increase       June 30,       % of
                                             2000       Deposits       (Decrease)        1999       Deposits
                                         ------------   --------       ----------    ------------   --------
                                                                         (Dollars in thousands)
NOW accounts...........................   $ 22,152          26.76%     $   3,955     $  18,197          25.06%
Money market deposit...................     19,007          22.96          2,066        16,941          23.33
Certificates of deposit................     30,505          36.86          3,141        27,364          37.69
Jumbo certificates.....................     11,106          13.42          1,004        10,102          13.92
                                          --------         ------      ---------     ---------         ------
                                          $ 82,770         100.00%     $  10,166     $  72,604         100.00%
                                          ========         ======      =========     =========         ======



     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

                                                 Certificates
   Maturity Period                                of Deposits
   ---------------                                -----------
                                                  (In thousands)

   Three months or less..........................  $  3,560
   Over three through six months.................     2,058
   Over six through 12 months....................     2,965
   Over 12 months................................     2,523
                                                   --------
   Total.........................................  $ 11,106
                                                   ========


     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                      At June 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (In thousands)
Opening balance.............................................  $  72,604         $ 63,425
Net increase (decrease) before interest credited............      7,844            7,042
Interest credited...........................................      2,322            2,137
                                                              ---------         --------
    Ending balance..........................................  $  82,770         $ 72,604
                                                              =========         ========

Net increase (decrease).....................................  $  10,166         $  9,179
                                                              =========         ========

Percent increase (decrease).................................     14.00%            14.47%
                                                              ========          ========


     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which at June 30, 2000, allowed borrowings of $48.0 million subject to normal collateral underwriting requirements. Advances from the FHLB of Topeka are secured by mortgage-backed securities, investments and residential first mortgage loans.

     At June 30, 2000, the Bank had an approved line of credit with the FHLB, which the Bank had drawn to $4.0 million on at that date. In addition, as of June 30, 2000, the Bank had $32.2 million in FHLB advances outstanding of which $12.6 million were at interest rates which range from 5.46% to 6.80% and mature within one year; $3.0 million were at interest rates which range from 6.44% to 6.96% and mature in 2002; $6.8 million were at an interest rate of 5.87% to 7.05% and mature in 2003; $3.0 million at an interest rate which range from 6.18% to 7.34% and mature in 2005; $1.5 million were at an interest rate of 5.54% to 5.58% and mature in 2006; $1.0 million were at an interest rate of 6.10% and mature in 2008; and $4.3 million were at an interest rate of 5.42% to 5.77% and mature in 2009.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2000, the Bank was authorized to invest up to approximately $4.1 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     In November 1999, the Bank incorporated a new subsidiary, High Country Title and Escrow Company. High Country Title is offering title insurance and escrow closing services within the Bank's market area. As of June 30, 2000, the Bank's investment in High Country Title was $200,000 or 0.14% of the Bank's assets. High Country Title reported a net loss before taxes of $15,000 for the year ended June 30, 2000.

MARKET AREA

     The Bank's market area for gathering deposits and making loans is Chaffee, Lake, Western Fremont and Saguache Counties in Colorado, which is located in central Colorado.

     Tourism related businesses are the base of the market area's economy. The primary employers in the market area are the tourism industry and the government. As of 1999, the market area had a population of approximately
30,000. Major employers in the area include the Colorado Department of Corrections, the Heart of the Rockies Medical Center, local school districts and governments and Wal Mart. In addition, the area is a frequent destination for retirees, self-employed individuals and telecommuters who wish to take advantage of the recreation and beauty that the Rocky Mountains offer. Major towns (population) in the market area include Salida (5,600), Buena Vista (2,100) and Leadville (2,600).

COMPETITION

     The Company has no significant business, except the business of the Bank. The Bank faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Bank attracts its deposits through its offices primarily from the local communities of the offices. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local communities as well as from the corporate credit unions sponsored by the large private employers in the Bank's market area. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

     Management considers its market area for gathering deposits to be Chaffee, Lake, Western Fremont and Saguache counties in Colorado. The Bank estimates that it competes with five banks, and two credit unions for deposits and loans. Based on data provided by the FDIC, the Bank estimates that as of June 1999, the latest date for which information was available, it had 26.45% of deposits held by all financial institutions in its market area.

EMPLOYEES

     As of June 30, 2000, the Bank had 58 full-time and one part-time employee, and High Country Title had four full-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

REGULATION OF THE BANK

     GENERAL. The Bank is a federally chartered savings institution, is a member of the FHLB of Topeka and its deposits are insured by the FDIC through the Savings Association Insurance Fund (the "SAIF"). As a federal savings institution, the Bank is subject to regulation and supervision by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

     As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

     The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its operations that in turn, could have a material adverse effect on the Company.

     CAPITAL REQUIREMENTS. OTS capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital equal to 4.0% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 4% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the reduction of intangible assets include permissible mortgage servicing rights, purchased credit card relationships, qualifying supervisory goodwill and certain intangible assets arising from prior regulatory accounting practices. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2000, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains in equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by that portion of the savings institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio and all equity investments, other than those deducted from core and tangible capital. At June 30, 2000, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 2000.

                                                                             Percent of
                                                       Amount               Assets  (1)
                                                       ------               -----------
                                                       (Dollars in thousands)
Tangible capital.....................................  $   13,118               9.49%
Tangible capital requirement.........................       2,074                1.5
                                                       ----------             ------
     Excess (deficit)................................  $   11,044               7.99%
                                                       ==========             ======

     Core capital (2)................................  $   13,118               9.49%

Core capital requirement.............................       5,530                4.0
                                                       ----------             ------
     Excess (deficit)................................  $    7,588               5.49%
                                                       ==========             ======

Risk-based capital...................................  $   14,121              14.37%
Risk-based capital requirement.......................       7,864                8.0
                                                       ----------             ------
     Excess (deficit)...............................   $    6,257               6.37%
                                                       ==========             ======

----------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase to 5.0% if the OTS amends its capital regulations, as it has proposed, to conform to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.



     The OTS' risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized"
institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

     Under regulations jointly adopted by the federal banking regulators, a savings association's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     Adequately                                  Significantly
                           Well Capitalized          Capitalized         Undercapitalized      Undercapitalized
                           ----------------          -----------         ----------------      ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%
-----------
*  3.0% if institution has a composite 1 CAMELS rating.


A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 10 of Notes to Consolidated Financial Statements included under Item 8 hereof.

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal bank regulatory agency is required to establish safety and soundness standards, by regulation or guideline. The OTS and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The final rule and guidelines became effective August 9, 1995. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards has materially affected the Bank's operations.

     Additionally under FDICIA, as amended by the CDRI Act, the Federal banking agencies were required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the Federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Topeka stock at June 30, 2000 of $1.9 million. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 2000, the Bank had $19.6 million in long-term advances, $12.6 million in short-term advances and $4.0 million on a line of credit outstanding from the FHLB of Topeka.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transactions accounts of between $4.9 million and $46.5 million, plus 10% on the amount over $46.5 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

     FEDERAL DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The special assessment in 1996 recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institutions in the highest risk-based premium category. Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 2000, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 2000, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     LIQUIDITY REQUIREMENTS. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) in each calendar quarter that is equal or greater than 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on the average daily balance during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for June 30, 2000 was 6.18%.

     QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require that all savings institutions satisfy one of two Qualified Thrift Lender ("QTL") tests or suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in mortgage-backed securities, residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2000, the Bank qualified as a QTL.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institution's extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act (the "HOLA") and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     Legislation currently pending in the United States Congress would, if enacted, restrict the business activities of unitary savings and loan holding companies; however, the legislation in its present form would grandfather the current absence of restriction on business activities for unitary savings and loan holding companies in existence on the bill's date of enactment. Since the Company currently is a unitary savings and loan holding company, it would qualify for such grandfathered treatment under the current form of the legislation. See " --Proposed Regulatory and Legislative Changes."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation as of March 5, 1987 to be directly engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings  institutions  are also  subject to the  restrictions  contained in
Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies, without prior approval of the Director of OTS, from acquiring
(i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in
(a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

TAXATION

     GENERAL. The Company and the Bank file separate federal income tax returns.

     Federal Income Taxation. Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, were treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     In 1996 the Bank's federal corporate income tax returns for 1995 were audited with no significant correction. The Bank's tax returns have not been otherwise audited in the last five years.

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

     STATE INCOME TAXATION. The State of Colorado imposes no franchise taxes on savings institutions. The State of Colorado taxes the Bank's federal taxable income, adjusted for interest income received directly from federal agencies, at a 4.75% rate.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                                         Ages at
                                        June 30,
Name                                      2000                Title
----                                      ----                -----

Larry D. Smith                             42                 President
Scott G. Erchul                            38                 Vice President
Frank L. DeLay                             36                 Chief Financial Officer


     Larry D. Smith has been President of the Bank since 1991 and a Director of the Bank since 1987. He serves as the President and Chief Executive Officer of the Company and the Bank. From 1978 to 1991, he served as Controller of the Bank. He is active in the Salida school system and youth sports by serving as a coach for various sports teams and by serving on the High School Building Accountability and Business Advisory Committees. He is also involved with several organizations which promote the academic and athletic development of the youth of Salida.

     Scott G. Erchul has been a member of the Board of Directors of the Bank since 1997. He has served as Vice President of the Bank since 1991 and serves as Vice President of the Company and the Bank. His past and current community involvement include the Rotary Club, Academic Booster Club committee member and youth sports coach for football, baseball and soccer.

     Frank L. DeLay has served as the Chief Financial Officer of the Bank since 1992 and he serves in a similar capacity for the Company. He is a member of the Kiwanis Club and has served as Treasurer and on the Board of Directors of the Heart of the Rockies Chamber of Commerce.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2000.


                                                           Book Value at
                         Year                Owned or         June 30,             Approximate
                        Opened                Leased          2000 (1)           Square Footage
                        ------                ------          --------           --------------
                                                       (Dollars in thousands)
MAIN OFFICE:
7360 West US
  Highway 50
Saldia, Colorado         2000 (2)              Owned          $ 3,020                 11,800

BRANCH OFFICES:
130 West 2nd
Salida, Colorado         1886 (3)              Owned              756                 10,750

600 Harrison (4)
Leadville, Colorado      1978                  Owned              737                  3,800

713 East Main (4)
Buena Vista, Colorado    1996                  Owned              436                  2,400

(1)      Cost less accumulated depreciation and amortization.
(2)      Opened in April 2000.
(3)      The current location and building in Salida, Colorado was occupied in 1974.
(4)      The Bank constructed new building facilities at each of these locations in 1996.

     The book value of the Bank's investment in premises and equipment totaled approximately $6.1 million at June 30, 2000. See Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2000, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

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

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, the Company's officers, directors and persons who own more than ten percent of the Company's outstanding shares of common stock are required to file reports detailing their ownership and changes of ownership in such Common Stock, and to furnish the Company with copies of all such reports. Based solely on the Company's review of such reports which the Company received during the last fiscal year, or written representations from such persons that no annual report of change in beneficial ownership was required, the Company believes that, during the last fiscal year, all persons subject to such reporting requirements have complied with the reporting requirements.

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

               Independent Auditor's Report

                    (a) Statements of Financial Condition as of June 30, 2000 and 1999
                    (b) Statements of Income for the Years Ended June 30, 2000 and 1999
                    (c) Statements of Equity for the Years Ended June 30, 2000 and 1999
                    (d) Statements of Cash Flows for the Years Ended June 30, 2000 and 1999
                    (e)  Notes to Financial Statements



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

    * 10.7 Employment Agreement between Salida Building and Loan Association and Scott G. Erchul

    * 10.8 Guaranty Agreement between High Country Bancorp, Inc. and Scott G. Erchul

    * 10.9 Change-in-Control Protective Agreement between Salida Building and Loan Association and Francis L. Delay

    * 10.10 Change-in-Control Guaranty Agreement between High Country Bancorp, Inc. and Francis L. DeLay

      13        Annual Report to Stockholders for the year ended June 30, 2000

      21        Subsidiaries

      23        Consent of Grimsley, White & Company

      27        Financial Data Schedule

-------------
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).


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

                                          HIGH COUNTRY BANCORP, INC.


Date:  September 27, 2000             By: /s/ Larry D. Smith
                                          -----------------------------
                                          Larry D. Smith
                                          President and Chief Executive Officer
                                            (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Larry D. Smith                                 Date: September 27, 2000
    ------------------------------------
    Larry D. Smith
    President and Chief Executive Officer
     (Principal Executive and Officer)


By: /s/ Frank L. DeLay                                 Date: September 27, 2000
    ------------------------------------
    Frank L. DeLay
    Chief Financial Officer
     (Principal Financial and Accounting Officer)


By: /s/ Scott G. Erchul                                Date: September 27, 2000
    ------------------------------------
    Scott G. Erchul
    Vice President and Director


By: /s/ Robert B. Mitchell                             Date: September 27, 2000
    ------------------------------------
    Robert B. Mitchell
    Chairman of the Board


By: /s/ Timothy R. Glenn                               Date: September 27, 2000
    ------------------------------------
    Timothy R. Glenn
    Director


By: /s/ Richard A. Young                               Date: September 27, 2000
    ------------------------------------
    Richard A. Young
    Director


By: /s/ Philip W. Harsh                                Date: September 27, 2000
    -------------------------------------
    Philip W. Harsh
    Director