Form 10QSB
period 2000-09-30
HIGH COUNTRY BANCORP INC
filed 2000-11-09
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  September 30, 2000

     Commission file number                 0-23409

                           High Country Bancorp, Inc.
     -----------------------------------------------------------------------
        (Exact Name of Small business Issuer as Specified in Its Charter)

         Colorado                                               84-1438612
--------------------------------                           -------------------
(State of Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                 7360 West US Highway 50, Salida Colorado 81201
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                  719-539-2516
    ------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer's:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

     Yes      X             No
        -------------         --------------



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Shares of common stock, $.01 par value outstanding as of September 30, 2000 1,071,225

                           HIGH COUNTRY BANCORP, INC.

                                    CONTENTS


     PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Condition at June 30, 2000
                  and September 30, 2000                                  3

                  Statements of  Consolidated  Income for the Three
                  Months Ended  September 30, 2000 and 1999               4

                  Statements of Consolidated Cash Flows for the Three
                  Months Ended September 30, 2000 and 1999                5

                  Notes to Financial Statements                           6 - 7

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8 - 10

     PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                       11

         Item 2:  Changes in Securities                                   11

         Item 3:  Defaults Upon Senior Securities                         11

         Item 4:  Submission of Matters to a Vote of Security Holders     11

         Item 5:  Other Information                                       11

         Item 6:  Exhibits and Reports on Form 8-K                        11

         Signature                                                        11

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                    September 30,        June 30,
                            ASSETS                                                      2000               2000
                                                                                  ------------------------------------

Cash and amounts due from banks                                                        $  2,684,494       $ 4,392,623
Interest- bearing deposits at other institutions                                          2,441,405         1,320,918
Mortgage-backed securities, held to maturity                                              2,576,707         2,642,889
Securities held to maturity                                                                 200,000           200,000
Loans receivable - net                                                                  128,364,175       119,897,542
Loans held for sale, lower of cost or market                                                385,325                 -
Federal Home Loan Bank stock, at cost                                                     2,062,000         1,857,000
Accrued interest receivable                                                                 929,851           825,109
Property and equipment, net                                                               6,137,648         6,071,939
Mortgage servicing rights                                                                    21,626            22,361
Prepaid expenses and other assets                                                           629,927           458,530
Deferred income taxes                                                                        76,200            46,300
                                                                                       ------------      ------------

            TOTAL ASSETS                                                               $146,509,358      $137,735,211
                                                                                       ============      ============

                    LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                               $ 87,555,005      $ 82,770,398
Advances by borrowers for taxes and insurance                                               141,336            11,316
Escrow accounts                                                                           1,323,733         1,833,388
Accounts payable and other liabilities                                                      730,157           762,553
Advances from Federal Home Loan Bank                                                     40,188,333        36,238,333
Accrued income taxes payable                                                                199,094            11,574
                                                                                       ------------      ------------

            TOTAL LIABILITIES                                                           130,137,658       121,627,562
                                                                                       ------------      ------------

Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                        -                 -
Common stock-$.01 par value; authorized 3,000,000 shares;  issued and
   outstanding 1,071,225 shares                                                              10,712            10,712
Paid-in capital                                                                           9,723,796         9,720,159
Retained earnings - substantially restricted                                              7,693,909         7,433,495
Note receivable from ESOP Trust                                                            (732,665)         (732,665)
Deferred MRP stock awards                                                                  (324,052)         (324,052)
                                                                                       ------------      ------------

            TOTAL EQUITY                                                                 16,371,700        16,107,649
                                                                                       ------------      ------------

            TOTAL LIABILITIES AND EQUITY                                               $146,509,358      $137,735,211
                                                                                       ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   HIGH COUNTRY BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                                                        Three Months Ended
                                                                          September 30,
                                                                     2000               1999
                                                                 -----------         -----------
Interest Income
      Interest on loans                                          $ 2,723,299         $ 2,117,243
      Interest on securities held-to-maturity                         47,468              52,561
      Interest on other interest- bearing assets                      48,319              70,435
                                                                 -----------         -----------
                  Total interest income                            2,819,086           2,240,239
                                                                 -----------         -----------
Interest Expense
      Deposits                                                       837,742             702,733
      Federal Home Loan Bank advances                                603,286             335,668
                                                                 -----------         -----------
                  Total interest expense                           1,441,028           1,038,401
                                                                 -----------         -----------
                  Net interest income                              1,378,058           1,201,838

Provision for losses on loans                                         60,000              44,925
                                                                 -----------         -----------
                  Net income after provision
                        for loan losses                            1,318,058           1,156,913
                                                                 -----------         -----------
Noninterest Income
      Service charges on deposits                                     44,110              37,708
      Income from loan sales                                          35,604              60,422
      Title and escrow fees                                           62,595                   -
      Other                                                           69,319              27,145
                                                                 -----------         -----------
                  Total noninterest income                           211,628             125,275
                                                                 -----------         -----------
Noninterest Expense
     Compensation and benefits                                       626,246             531,581
     Occupancy and equipment                                         258,810             162,504
     Insurance and professional fees                                  69,872              53,238
     Other                                                           152,872             118,692
                                                                 -----------         -----------
                  Total noninterest expense                        1,107,800             866,015
                                                                 -----------         -----------
                  Income before income taxes                         421,886             416,173

                  Income tax expense                                 161,472             156,400
                                                                 -----------         -----------
                  Net income                                     $   260,414         $   259,773
                                                                 ===========         ===========
Basic Earnings Per Common Share                                  $      0.26         $      0.22
                                                                 ===========         ===========
Diluted Earnings Per Common Share                                $      0.26         $      0.22
                                                                 ===========         ===========

Weighted Average Common Shares
Outstanding              Basic                                       984,442           1,178,883
                         Diluted                                     984,442           1,178,883

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                  2000            1999
                                                                             ------------    -------------
Operating Activities
      Net income                                                             $    260,414    $    259,773
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                        (33,202)        (36,818)
            Premiums on investments                                                 1,141           2,127
      Compensation expense on Management Recognition Plan                              --           6,188
      Stock dividend received from FHLB                                                --         (21,100)
      ESOP market value expense                                                     3,637           6,172
      Provision for losses on loans                                                60,000          45,000
      Deferred income taxes                                                       (29,900)         (5,600)
      Depreciation                                                                 96,399          45,198
      Income taxes                                                                187,520         132,085
      Net change in miscellaneous assets                                         (275,404)        (76,433)
      Net change in miscellaneous liabilities                                     (32,396)         24,884
                                                                             ------------    ------------
            Net cash provided by operating activities                             238,209         381,476
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                 (1,120,487)        372,729
       Net change in loans receivable                                          (8,878,756)     (3,210,425)
       Principal repayments of mortgage-backed securities-held-to-maturity         65,041         265,178
       Purchase of Federal Home Loan Bank stock                                  (205,000)
       Purchases of property and equipment                                       (162,108)       (349,244)
                                                                             ------------    ------------
            Net cash used by investing activities                             (10,301,310)     (2,921,762)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                    4,784,607       3,658,442
      Net change in escrow funds                                                 (379,635)        125,218
      Purchase of common stock                                                         --        (484,005)
      Proceeds (payment) on FHLB advances                                       3,950,000         (50,000)
                                                                             ------------    ------------
              Net cash provided by financing activities                         8,354,972       3,249,655
                                                                             ------------    ------------
              Net increase (decrease) in cash and cash equivalents             (1,708,129)        709,369

Cash and cash equivalents, beginning                                            4,392,623       2,248,971
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  2,684,494    $  2,958,340
                                                                             ============    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $      3,550    $     29,915
     Interest                                                                   1,451,072       1,044,287


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services with the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2001. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2000 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At September 30, 2000, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2000:

Tangible Capital:
         Actual           $13,383,000       9.11%
         Required           2,203,000       1.50
         Excess           $11,180,000       7.61%

Core Capital:
         Actual           $13,383,000       9.11%
         Required           4,405,000       3.00
         Excess           $ 8,978,000       6.11%

Risk-Based Capital:
         Actual           $14,445,000      13.70%
         Required           8,437,000       8.00
         Excess           $ 6,008,000       5.70%


                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 2000

The Company's total assets increased by $8.8 million or 6.4% from $137.7 million at June 30, 2000 to $146.5 million at September 30, 2000. The increase in assets was due to loan growth of $8.5 million.

Net loans totaled $128.4 million at September 30, 2000 and $119.9 million at June 30, 2000. The increase in loans occurred in commercial real estate loans which increased $3.1 million, single family mortgage loans which increased $2.4 million, single family construction loans which increased $1.6 million and land loans which increased $1.0 million. The bank benefited from strong local demand for purchase financing during the three months ending September 30, 2000.

During the quarter, the Bank continued the program of ongoing loan sales of fixed-rate loans to the Federal Home Loan Mortgage Corporation and for the three months ended September 30, 2000 loan sales totaled $2.2 million. At September 30, 2000, loans held for sale were $385,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $1.1 million at September 30, 2000 and $1.0 million at June 30, 2000. As of those dates the non-performing loans in the Association's portfolio were $709,000 and $533,000, respectively. The increase was due to the addition of one $220,000 loan secured by commercial real estate. This loan is also the largest non-performing loan. The total non-performing loans at September 30, 2000 include 22 loans secured by single family residences, business equipment and autos. There was $1,000 of loans charged off and no recoveries of previous loan losses during the three months ended September 30, 2000. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At September 30, 2000 and June 30, 2000, the ratio of the allowance for loan losses to net loans was 0.82% and 0.84%, respectively.

At September 30, 2000, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $2.8 million and an estimated fair value of $2.8 million. The balance of the Company's investment portfolio at September 30, 2000 consists of interest bearing deposits with various financial institutions totaling $2.4 million.

At September 30, 2000 deposits increased to $87.6 million from $82.8 million at June 30, 2000 or a net increase of 5.8%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank increased to $40.2 million at September 30, 2000 from 36.2 million at June 30, 2000. The increase was used to fund loan growth.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income. The Company's net income for the three months ended September 30, 2000 and September 30 1999 was $260,000. Although net income was essentially unchanged, for the three months ended September 30, 2000 higher net interest income and noninterest income offset higher compensation and benefits expense, occupancy expenses and other expenses.

Net Interest Income. Net interest income for the three months ended September 30, 2000 was $1.4 million compared to $1.2 million for the three months ended September 30, 1999. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The average yield on interest earning assets increased from 8.08% for the three months ended September 30, 1999 to 8.53% for the three months ended September 30, 2000. The increase was due to short term loans repricing to higher rates and growth in loans at higher average rates as compared to the loan portfolio. The average cost of interest bearing liabilities also increased from 4.47% for the three months ended September 30, 1999 to 4.92% for the three months ended September 30, 2000. The increase in costs was due to higher deposit rates implemented to maintain and attract deposits and higher Federal Home Loan Advance rates on maturing short term advances. The interest rate spread was 3.61% for each of the three months ended September 30, 1999 and 2000.

Allowance for Loan Losses. The provision for loan losses was $60,000 for the three months ended September 30, 2000 as compared to $45,000 for the three months ended September 30, 1999. The increase reflects the mix of loans being made and the need to maintain an adequate balance in the allowance for loan losses.

Non-interest Income. Non-interest income was $212,000 for the three months ended September 30, 2000 as compared to $125,000 for the three months ended September 30, 1999. Title and escrow fees from High Country Title and Escrow Company and an increase in other loan fees offset a decline in loan sale income.

Non-interest Expenses. Non-interest expenses were $1.1 million for the three months ended September 30, 2000 as compared to $866,000 for the three months ended September 30, 1999. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees, the opening of the new home office, High Country Title and Escrow Company expenses and other expenses due to growth

LIQUIDITY AND CAPITAL RESOURCES

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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when the requirement was lowered to 4%. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratios at September 30, 2000 and 1999 were 5.44% and 5.07%, respectively.

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

                  None

     ITEM 3:      Defaults Upon Senior Securities

                  Not Applicable

     ITEM 4:      Submission of Matters to a Vote of Security Holders.

                  None

     ITEM 5:      Other Information

                  On November 8, 2000, the registrant announced the commencement of a stock repurchase program to acquire up to 10% of the Company's outstanding common stock, or approximately 107,123 shares over a twelve month period. For more information, see the Company's press release, which is attached hereto as
                  Exhibit 2001.1 and is incorporated by reference herein.

     ITEM 6:      Exhibits and Reports on Form 8-K

                  Exhibit 27 - Financial Data Schedule

                  Exhibit 99.1 - Press Release dated November 8, 2000

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          High Country Bancorp, Inc.
                                          Registrant

     Date  November 8, 2000               /s/ Larry D. Smith
           ----------------               --------------------------------------
                                          Larry D. Smith, President