Form 10QSB
period 2000-12-31
HIGH COUNTRY BANCORP INC
filed 2001-02-13
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

Commission file number     0-23409

                           High Country Bancorp, Inc.
     -----------------------------------------------------------------------
        (Exact Name of Small business Issuer as Specified in Its Charter)

              Colorado                                          84-1438612
------------------------------                             -------------------
(State of Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                 7360 West US Highway 50, Salida Colorado 81201
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                  719-539-2516
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Shares of common stock, $.01 par value outstanding as of December 31, 2000 1,057,925

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1:     Financial Statements

                Consolidated Statements of Condition at June 30, 2000
                and December 31, 2000                                     3

                Statements  of  Consolidated  Income for the Six
                Months and Three  Months Ended December 31, 2000
                and 1999                                                  4

                Statements of Consolidated Cash Flows for the Six
                Months Ended December 31, 2000 and 1999                   5

                Notes to Financial Statements                             6 - 7

    Item 2:     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8 - 11

PART II - OTHER INFORMATION

    Item 1:     Legal Proceedings                                         12

    Item 2:     Changes in Securities                                     12

    Item 3:     Defaults Upon Senior Securities                           12

    Item 4:     Submission of Matters to a Vote of Security Holders       12

    Item 5:     Other Information                                         12

    Item 6:     Exhibits and Reports on Form 8-K                          12

    Signature                                                             12

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                        December 31,        June 30,
                           ASSETS                                                           2000              2000
                                                                                        ------------      ------------
Cash and amounts due from banks                                                         $ 3,102,739       $ 4,392,623
Interest- bearing deposits at other institutions                                          2,328,313         1,320,918
Mortgage-backed securities, held to maturity                                              2,504,454         2,642,889
Securities held to maturity                                                                       -           200,000
Loans receivable - net                                                                  132,807,215       119,897,542
Loans held for sale, lower of cost or market                                                171,910                 -
Federal Home Loan Bank stock, at cost                                                     2,286,600         1,857,000
Accrued interest receivable                                                                 973,278           825,109
Property and equipment, net                                                               6,086,393         6,071,939
Mortgage servicing rights                                                                    20,884            22,361
Prepaid expenses and other assets                                                           350,264           458,530
Deferred income taxes                                                                        94,500            46,300
                                                                                       ------------      ------------
            TOTAL ASSETS                                                               $150,726,550      $137,735,211
                                                                                       ============      ============

                    LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                               $ 87,296,901      $ 82,770,398
Advances by borrowers for taxes and insurance                                               302,732            11,316
Escrow accounts                                                                           1,208,536         1,833,388
Accounts payable and other liabilities                                                      697,537           762,553
Advances from Federal Home Loan Bank                                                     44,831,666        36,238,333
Accrued income taxes payable                                                                 17,551            11,574
                                                                                       ------------      ------------
            TOTAL LIABILITIES                                                           134,354,923       121,627,562
                                                                                       ------------      ------------

Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                        -                 -
Common stock-$.01 par value; authorized 3,000,000 shares; issued and
   outstanding 1,057,925 shares (12/31/00) and 1,071,225 (6/30/00)                           10,579            10,712
Paid-in capital                                                                           9,564,405         9,720,159
Retained earnings - substantially restricted                                              7,733,962         7,433,495
Note receivable from ESOP Trust                                                            (732,665)         (732,665)
Deferred stock awards                                                                      (204,654)         (324,052)
                                                                                       ------------      ------------
            TOTAL EQUITY                                                                 16,371,627        16,107,649
                                                                                       ------------      ------------
            TOTAL LIABILITIES AND EQUITY                                               $150,726,550      $137,735,211
                                                                                       ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  HIGH COUNTRY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                                    Three Months Ended                   Six Months Ended
                                                                        December 31,                        December 31,
                                                                   2000              1999              2000              1999
                                                               -----------       -----------       -----------       -----------
Interest Income
      Interest on loans                                        $ 2,917,611       $ 2,172,028       $ 5,640,910       $ 4,289,271
      Interest on securities held-to-maturity                       46,509            48,868            93,977           101,429
      Interest on other interest- bearing assets                    54,414            37,978           102,733           108,413
                                                               -----------       -----------       -----------       -----------
                  Total interest income                          3,018,534         2,258,874         5,837,620         4,499,113
                                                               -----------       -----------       -----------       -----------
Interest Expense
      Deposits                                                     901,663           713,947         1,739,405         1,416,680
      Federal Home Loan Bank advances                              677,201           335,894         1,280,487           671,562
                                                               -----------       -----------       -----------       -----------
                  Total interest expense                         1,578,864         1,049,841         3,019,892         2,088,242
                                                               -----------       -----------       -----------       -----------

                  Net interest income                            1,439,670         1,209,033         2,817,728         2,410,871

Provision for losses on loans                                       75,000            44,925           135,000            89,850
                                                               -----------       -----------       -----------       -----------
                  Net income after provision
                        for loan losses                          1,364,670         1,164,108         2,682,728         2,321,021
                                                               -----------       -----------       -----------       -----------
Noninterest Income
      Service charges on deposits                                   49,322            36,578            93,432            74,286
      Income from loan sales                                        65,677            62,386           101,281           122,808
      Title and escrow fees                                         68,257                 -           130,852                 -
      Other                                                         47,196            31,920           116,515            59,065
                                                               -----------       -----------       -----------       -----------
                  Total noninterest income                         230,452           130,884           442,080           256,159
                                                               -----------       -----------       -----------       -----------
Noninterest Expense
     Compensation and benefits                                     628,070           540,553         1,254,316         1,072,134
     Occupancy and equipment                                       267,002           159,616           525,812           322,120
     Insurance and professional fees                                61,461            54,071           131,333           107,309
     Other                                                         162,445           137,862           315,317           256,554
                                                               -----------       -----------       -----------       -----------
                  Total noninterest expense                      1,118,978           892,102         2,226,778         1,758,117
                                                               -----------       -----------       -----------       -----------
                  Income before income taxes                       476,144           402,890           898,030           819,063

                  Income tax expense                               186,800           162,000           348,272           318,400
                                                               -----------       -----------       -----------       -----------
                  Net income                                   $   289,344       $   240,890       $   549,758       $   500,663
                                                               ===========       ===========       ===========       ===========
Basic Earnings Per Common Share                                $      0.29       $      0.21       $      0.56       $      0.43
                                                               ===========       ===========       ===========       ===========
Diluted Earnings Per Common Share                              $      0.29       $      0.21       $      0.56       $      0.43
                                                               ===========       ===========       ===========       ===========
Weighted Average Common Shares
Outstanding             Basic                                      981,765         1,129,273           983,103         1,154,301
                        Diluted                                    981,765         1,129,273           983,103         1,154,301


                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                 2000            1999
                                                                             ------------    ------------
Operating Activities
      Net income                                                             $    549,758    $    500,663
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                        (69,368)        (29,644)
            Premiums on investments                                                 2,292           3,293
      Compensation expense on Management Recognition Plan                         118,457         116,546
      Stock dividend received from FHLB                                                 -         (45,300)
      ESOP market value expense                                                    10,091          11,131
      Provision for losses on loans                                               135,000          90,000
      Deferred income taxes                                                       (48,200)        (12,600)
      Depreciation                                                                194,557          90,735
      Income taxes                                                                  5,977          (8,860)
      Net change in miscellaneous assets                                          (38,426)        101,095
      Net change in miscellaneous liabilities                                    (689,868)        (23,029)
                                                                             ------------    ------------

            Net cash provided by operating activities                             170,270         794,030
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                 (1,007,395)      3,460,350
       Net change in loans receivable                                         (13,147,215)     (8,531,688)
       Principal repayments of mortgage-backed securities-held-to-maturity        136,143         472,519
       Redemption securities held to maturity                                     200,000         110,000
       Purchase of Federal Home Loan Bank stock                                  (429,600)       (164,900)
       Purchases of property and equipment                                       (209,011)     (1,385,100)
                                                                             ------------    ------------
            Net cash used by investing activities                             (14,457,078)     (6,038,819)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                    4,526,503       3,718,687
      Net change in escrow funds                                                  291,416         278,635
      Purchase of common stock                                                   (165,037)     (1,381,461)
      Cash dividends paid                                                        (249,291)       (230,666)
      Proceeds (payment) on FHLB advances                                       8,593,333       4,560,000
                                                                             ------------    ------------
              Net cash provided by financing activities                        12,996,924       6,945,195
                                                                             ------------    ------------
              Net (decrease) increase in cash and cash equivalents             (1,289,884)      1,700,406

Cash and cash equivalents, beginning                                            4,392,623       2,248,971
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  3,102,739    $  3,949,377
                                                                             ============    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $    406,222    $    313,639
     Interest                                                                   3,027,756       2,105,429



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services with the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2001. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2000 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At December 31, 2000, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 2000:

Tangible Capital:
         Actual                    $13,471,000                  8.91%
         Required                    2,267,000                  1.50
         Excess                    $11,204,000                  7.21%

Core Capital:
         Actual                    $13,471,000                  8.91%
         Required                    4,534,000                  3.00
         Excess                     $8,937,000                  5.91%

Risk-Based Capital:
         Actual                    $14,592,000                 13.32%
         Required                    8,764,000                  8.00
         Excess                     $5,828,000                  5.32%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 2000

The Company's total assets increased by $13.0 million or 9.43% from $137.7 million at June 30, 2000 to $150.7 million at December 31, 2000. The increase in assets was due to loan growth of $13.1 million.

Net loans totaled $132.8 million at December 31, 2000 and $119.9 million at June 30, 2000. The increase in loans occurred in commercial real estate loans which increased $4.9 million, single family construction loans which increased $2.6 million, land loans which increased $1.9 million, commercial non-mortgage loans which increased $1.7 million and single family mortgage loans which increased $1.2 million. The bank benefited from strong local demand for purchase financing during the six months ending December 31, 2000.

During the period, the Bank continued the program of ongoing loan sales of fixed-rate loans to the Federal Home Loan Mortgage Corporation and for the six months ended December 31, 2000 loan sales totaled $6.3 million. At December 31, 2000, loans held for sale were $172,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $1.1 million at December 31, 2000 and $1.0 million at June 30, 2000. As of those dates the non-performing loans in the Association's portfolio were $618,000 and $533,000, respectively. The increase was due to the addition of one $220,000 loan secured by commercial real estate. This loan is also the largest non-performing loan. The total non-performing loans at December 31, 2000 include 20 loans secured by single family residences, business equipment and autos. There was $17,000 of loans charged off and less than $1,000 in recoveries of previous loan losses during the six months ended December 31, 2000. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 2000 and June 30, 2000, the ratio of the allowance for loan losses to net loans was 0.84%.

At December 31, 2000, the Company's investment portfolio included mortgage-backed securities and local municipal bonds classified as "held to maturity" carried at amortized cost of $2.5 million and an estimated fair value of $2.5 million. The balance of the Company's investment portfolio at December 31, 2000 consists of interest bearing deposits with various financial institutions totaling $2.3 million.

At December 31, 2000 deposits increased to $87.3 million from $82.8 million at June 30, 2000 or a net increase of 5.47%. The increase was used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank increased to $44.8 million at December 31, 2000 from $36.2 million at June 30, 2000. The increase was used to fund loan growth.

On November 9, 2000, the Company announced a plan to repurchase up to 10% or 107,122 shares of the outstanding stock. For the six months ending December 31, 2000, the Company repurchased 13,300 shares at a cost of $165,000. On November 15, 2000, the Company paid dividends of $0.25 per share. The dividend payment of $249,000 partially offset the increase in retained earnings due to net income of $550,000.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net Income. The Company's net income for the three months ended December 31, 2000 was $289,000 compared to $241,000 for the three months ended December 31 1999. For the three months ended December 31, 2000, higher net interest income and non-interest income offset higher compensation and benefits expense, occupancy expenses and other expenses.

Net Interest Income. Net interest income for the three months ended December 31, 2000 was $1.4 million compared to $1.2 million for the three months ended December 31, 1999. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The average yield on interest earning assets increased from 8.12% for the three months ended December 31, 1999 to 8.74% for the three months ended December 31, 2000. The increase was due to short-term loans repricing to higher rates and growth in loans at higher average rates as compared to the loan portfolio. The average cost of interest bearing liabilities also increased from 4.42% for the three months ended December 31, 1999 to 5.11% for the three months ended December 31, 2000. The increase in costs was due to higher deposit rates implemented to maintain and attract deposits and higher Federal Home Loan Advance rates on maturing and new advances. The interest rate spread decreased from 3.71% for the three months ended December 31, 1999 to 3.63% for the three months ended December 31, 2000.

Allowance for Loan Losses. The provision for loan losses was $75,000 for the three months ended December 31, 2000 as compared to $45,000 for the three months ended December 31, 1999. The increase reflects the growth in commercial real estate and non-mortgage loans and the need to maintain an adequate balance in the allowance for loan losses. For the three months ended December 31, 2000, commercial real estate loans increased $1.8 million and commercial non-mortgage loans increased $1.7 million.

Non-interest Income. Non-interest income was $230,000 for the three months ended December 31, 2000 as compared to $130,000 for the three months ended December 31, 1999. Title and escrow fees from High Country Title and Escrow Company accounted for the majority of the increase.

Non-interest Expenses. Non-interest expenses were $1.1 million for the three months ended December 31, 2000 as compared to $892,000 for the three months ended December 31, 1999. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees, the opening of the new home office, High Country Title and Escrow Company expenses and other expenses due to growth.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net Income. The Company's net income for the six months ended December 31, 2000 was $550,000 compared to $501,000 for the six months ended December 31 1999. The increase in net income resulted primarily from increased interest income and non-interest income which offset increased interest, compensation, occupancy and other expenses.

Net Interest Income. Net interest income for the six months ended December 31, 2000 was $2.8 million compared to $2.4 million for the six months ended December 31, 1999. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

expense due to the increase in interest bearing liabilities. The average yield on interest earning assets increased from 8.10% for the six months ended December 31, 1999 to 8.65% for the six months ended December 31, 2000. The increase was due to short-term loans repricing to higher rates and growth in loans at higher average rates as compared to the loan portfolio. The average cost of interest bearing liabilities also increased from 4.44% for the six months ended December 31, 1999 to 5.03% for the six months ended December 31, 2000. The increase in costs was due to higher deposit rates implemented to maintain and attract deposits and higher Federal Home Loan Advance rates on maturing and new advances. The interest rate spread decreased from 3.63% for the six months ended December 31, 1999 to 3.62% for the six months ended December 31, 2000.

Allowance for Loan Losses. The provision for loan losses was $135,000 for the six months ended December 31, 2000 as compared to $90,000 for the six months ended December 31, 1999. The increase reflects the growth in commercial real estate, commercial non-mortgage and land loans and the need to maintain an adequate balance in the allowance for loan losses. For the six months ended December 31, 2000, these loan categories increased a total of $8.5 million.

Non-interest Income. Non-interest income was $442,000 for the six months ended December 31, 2000 as compared to $256,000 for the six months ended December 31, 1999. Title and escrow fees from High Country Title and Escrow Company and an increase in other income accounted for the majority of the increase.

Non-interest Expenses. Non-interest expenses were $2.2 million for the six months ended December 31, 2000 as compared to $1.8 million for the six months ended December 31, 1999. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees, the opening of the new home office, High Country Title and Escrow Company expenses and other expenses due to growth.

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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 4%. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratios at December 31, 2000 and 1999 were 4.59% and 5.69%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                  None

     ITEM 3:      Defaults Upon Senior Securities

                  Not Applicable

     ITEM 4:      Submission of Matters to a Vote of Security Holders.

                  The Company held its annual meeting on October 26, 2000 in Salida, Colorado to vote on the election of two directors of the Company. At the meeting, Robert B. Mitchell and Timothy R. Glenn were elected to three-year terms, each receiving more than 97% of the votes cast.

     ITEM 5:      Other Information

                  None

     ITEM 6:      Exhibits and Reports on Form 8-K

                  None



     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             High Country Bancorp, Inc.
                                             Registrant

     Date  February 7, 2001                  /s/ Larry D. Smith
           ----------------                  -----------------------------------
                                             Larry D. Smith, President