Form 10QSB
period 2001-03-31
HIGH COUNTRY BANCORP INC
filed 2001-05-03
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                 7360 West US Highway 50, Salida Colorado 81201
          ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  719-539-2516
          ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Shares of common stock, $.01 par value outstanding as of March 31, 2001 1,037,725

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1:    Financial Statements

               Consolidated Statements of Condition at June 30, 2000
               and March 31, 2001                                         3

               Statements  of  Consolidated  Income for the Nine months
               and Three Months Ended March 31, 2001 and 2000             4

               Statements of Consolidated Cash Flows for the Nine
               months Ended March 31, 2001 and 2000                       5

               Notes to Financial Statements                              6 - 7

    Item 2:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 11

PART II - OTHER INFORMATION

    Item 1:    Legal Proceedings                                          12

    Item 2:    Changes in Securities                                      12

    Item 3:    Defaults Upon Senior Securities                            12

    Item 4:    Submission of Matters to a Vote of Security Holders        12

    Item 5:    Other Information                                          12

    Item 6:    Exhibits and Reports on Form 8-K                           12

    Signature                                                             12

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                        March 31,           June 30,
                            ASSETS                                                        2001                2000
                                                                                       ------------------------------
Cash and amounts due from banks                                                        $ 3,063,151        $ 4,392,623
Interest-bearing deposits at other institutions                                          4,176,969          1,320,918
Mortgage-backed securities, held to maturity                                             2,365,225          2,642,889
Securities held to maturity                                                                      -            200,000
Loans receivable - net                                                                 137,183,140        119,897,542
Loans held for sale, lower of cost or market                                               481,000                  -
Federal Home Loan Bank stock, at cost                                                    2,421,600          1,857,000
Accrued interest receivable                                                              1,027,945            825,109
Property and equipment, net                                                              6,085,624          6,071,939
Mortgage servicing rights                                                                   17,421             22,361
Prepaid expenses and other assets                                                          433,862            458,530
Deferred income taxes                                                                      130,000             46,300
                                                                                      ------------       ------------
            TOTAL ASSETS                                                              $157,385,937       $137,735,211
                                                                                      ============       ============
                    LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                              $ 93,320,253       $ 82,770,398
Advances by borrowers for taxes and insurance                                              163,612             11,316
Escrow accounts                                                                          1,203,939          1,833,388
Accounts payable and other liabilities                                                     860,831            762,553
Advances from Federal Home Loan Bank                                                    45,381,666         36,238,333
Accrued income taxes payable                                                                52,648             11,574
                                                                                      ------------       ------------
            TOTAL LIABILITIES                                                          140,982,949        121,627,562
                                                                                      ------------       ------------
Commitments and contingencies

EQUITY
Preferred stock-$.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                       -                  -
Common stock-$.01 par value; authorized 3,000,000 shares; issued and
   outstanding 1,037,725 shares (3/31/01) and 1,071,225 (6/30/00)                           10,377             10,712
Paid-in capital                                                                          9,268,858          9,720,159
Retained earnings - substantially restricted                                             8,061,072          7,433,495
Note receivable from ESOP Trust                                                           (732,665)          (732,665)
Deferred stock awards                                                                     (204,654)          (324,052)
                                                                                      ------------       ------------
            TOTAL EQUITY                                                                16,402,988         16,107,649
                                                                                      ------------       ------------
            TOTAL LIABILITIES AND EQUITY                                              $157,385,937       $137,735,211
                                                                                      ============       ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  HIGH COUNTRY BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                                                      Three Months Ended                  Nine Months Ended
                                                                           March 31,                           March 31,
                                                                     2001             2000              2001              2000
                                                                 ------------      -----------       -----------       -----------
Interest Income
      Interest on loans                                          $ 3,069,164       $ 2,345,113       $ 8,710,074       $ 6,634,385
      Interest on securities held-to-maturity                         43,787            46,761           137,764           148,190
      Interest on other interest-bearing assets                       51,925            30,928           154,658           139,340
                                                                 -----------       -----------       -----------       -----------
                  Total interest income                            3,164,876         2,422,802         9,002,496         6,921,915
                                                                 -----------       -----------       -----------       -----------
Interest Expense
      Deposits                                                       943,913           684,056         2,683,318         2,100,736
      Federal Home Loan Bank advances                                712,259           422,194         1,992,746         1,093,756
                                                                 -----------       -----------       -----------       -----------

                  Total interest expense                           1,656,172         1,106,250         4,676,064         3,194,492
                                                                 -----------       -----------       -----------       -----------

                  Net interest income                              1,508,704         1,316,552         4,326,432         3,727,423

Provision for losses on loans                                         90,000            59,950           225,000           149,800
                                                                 -----------       -----------       -----------       -----------
                  Net income after provision
                        for loan losses                            1,418,704         1,256,602         4,101,432         3,577,623
                                                                 -----------       -----------       -----------       -----------

Noninterest Income
     Service charges on deposits                                      54,246            40,624           147,678           114,910
      Income from loan sales                                         110,768            43,645           212,049           166,453
      Title and escrow fees                                           77,717            33,997           208,569            34,227
      Other                                                           60,093            31,138           176,608            89,973
                                                                 -----------       -----------       -----------       -----------

                  Total noninterest income                           302,824           149,404           744,904           405,563
                                                                 -----------       -----------       -----------       -----------
Noninterest Expense
     Compensation and benefits                                       686,389           563,863         1,940,705         1,635,997
     Occupancy and equipment                                         290,121           181,702           815,933           503,822
     Insurance and professional fees                                  53,290            67,568           184,623           174,877
     Other                                                           162,414           150,986           477,731           407,540
                                                                 -----------       -----------       -----------       -----------

                  Total noninterest expense                        1,192,214           964,119         3,418,992         2,722,236
                                                                 -----------       -----------       -----------       -----------

                  Income before income taxes                         529,314           441,887         1,427,344         1,260,950

                  Income tax expense                                 202,204           177,322           550,476           495,722
                                                                 -----------       -----------       -----------       -----------

                  Net income                                     $   327,110       $   264,565       $   876,868       $   765,228
                                                                 ===========       ===========       ===========       ===========
Basic Earnings Per Common Share                                  $      0.33       $      0.24       $      0.89       $      0.67
                                                                 ===========       ===========       ===========       ===========
Diluted Earnings Per Common Share                                $      0.33       $      0.24       $      0.89       $      0.67
                                                                 ===========       ===========       ===========       ===========
Weighted Average Common Shares
Outstanding              Basic                                       979,528         1,112,739           981,912         1,140,447
                         Diluted                                     993,185         1,112,739           981,912         1,140,447

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      March 31,
                                                                                  2001           2000
                                                                             ------------    ------------
Operating Activities
      Net income                                                             $    876,868    $    765,228
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                       (109,539)        (35,712)
            Premiums on investments                                                 3,656           4,560
      Compensation expense on Management Recognition Plan                         118,457         116,546
      Stock dividend received from FHLB                                                --         (45,300)
      ESOP market value expense                                                    23,872          12,454
      Provision for losses on loans                                               225,000         150,000
      Deferred income taxes                                                       (83,700)        (17,600)
      Depreciation                                                                297,242         137,881
      Income taxes                                                                 41,074          (3,960)
      Net change in miscellaneous assets                                         (173,228)        (67,812)
      Net change in miscellaneous liabilities                                    (531,171)        104,789
                                                                             ------------    ------------

            Net cash provided by operating activities                             688,531       1,121,074
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                 (2,856,051)      3,367,109
       Net change in loans receivable                                         (17,882,059)    (13,698,002)
       Principal repayments of mortgage-backed securities-held-to-maturity        274,008         604,132
       Redemption securities held to maturity                                     200,000         110,000
       Purchase of Federal Home Loan Bank stock                                  (564,600)       (368,200)
       Purchases of property and equipment                                       (310,927)     (2,726,103)
                                                                             ------------    ------------
            Net cash used by investing activities                             (21,139,629)    (12,711,064)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                   10,549,855       6,574,203
      Net change in escrow funds                                                  152,296         137,044
      Purchase of common stock                                                   (474,567)     (2,508,597)
      Cash dividends paid                                                        (249,291)       (230,666)
      Proceeds (payment) on FHLB advances                                       9,143,333       9,560,000
                                                                             ------------    ------------
             Net cash provided by financing activities                         19,121,626      13,531,984
                                                                             ------------    ------------
             Net (decrease) increase in cash and cash equivalents              (1,329,472)      1,941,994

Cash and cash equivalents, beginning                                            4,392,623       2,248,971
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  3,063,151    $  4,190,965
                                                                             ============    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $    606,953    $    481,739
     Interest                                                                   4,674,991       3,247,712



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services with the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2001. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2000 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At March 31, 2001, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2001:

Tangible Capital:
         Actual                         $13,785,000                  8.74%
         Required                         2,365,000                  1.50
         Excess                         $11,420,000                  7.24%

Core Capital:
         Actual                         $13,785,000                  8.74%
         Required                         4,730,000                  3.00
         Excess                         $ 9,055,000                  5.74%

Risk-Based Capital:
         Actual                         $14,973,000                 12.92%
         Required                         9,272,000                  8.00
         Excess                         $ 5,701,000                  4.92%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND MARCH 31, 2001

The Company's total assets increased by $19.7 million or 14.27% from $137.7 million at June 30, 2000 to $157.4 million at March 31, 2001. The increase in assets was due to loan growth of $17.3 million.

Net loans totaled $137.2 million at March 31, 2001 and $119.9 million at June 30, 2000. The increase in loans occurred in commercial real estate loans which increased $9.1 million, commercial non-mortgage loans which increased $3.8 million, single family construction loans which increased $2.1 million, and land loans which increased $2.1 million. The bank benefited from strong local demand for purchase financing and loan refinancing during the nine months ending March 31, 2001.

During the period, the Bank continued the program of ongoing loan sales of fixed-rate loans to the Federal Home Loan Mortgage Corporation (FHLMC). Loan sales for the nine months ended March 31, 2001 were $14.3 million compared to $9.2 million for the nine months ended March 31, 2000. At March 31, 2001, loans held for sale were $481,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $1.2 million at March 31, 2001 and $1.0 million at June 30, 2000. At March 31, 2001 and June 30, 2000, the ratio of the allowance for loan losses to net loans was 0.87% and 0.84%, respectively. As of those dates the non-performing loans in the Association's portfolio were $709,000 and $533,000, respectively. The increase was due to the addition of one $220,000 loan secured by commercial real estate. This loan is also the largest non-performing loan. The total non-performing loans at March 31, 2001 include 24 loans secured by single family residences, business equipment and autos. There was $25,000 of loans charged off and less than $1,000 in recoveries of previous loan losses during the nine months ended March 31, 2001. The determination of the allowance for loan losses is based on a review and classification of the Bank's loan portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

At March 31, 2001, the Company's investment portfolio included mortgage-backed securities classified as "held to maturity" carried at amortized cost of $2.4 million and an estimated fair value of $2.4 million. The balance of the Company's investment portfolio at March 31, 2001 consists of interest bearing deposits with various financial institutions totaling $4.2 million. The deposits increased $2.9 million from $1.3 million at June 30, 2000. The increase was associated with deposit growth and FHLMC loan sales.

At March 31, 2001 deposits increased to $93.3 million from $82.8 million at June 30, 2000 or a net increase of 12.75%. The increase was primarily used to fund loan growth. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

Advances from the Federal Home Loan Bank increased to $45.4 million at March 31, 2001 from $36.2 million at June 30, 2000. The increase was used to fund loan growth.

On November 9, 2000, the Company announced a plan to repurchase up to 10% or 107,122 shares of the outstanding stock. For the nine months ending March 31, 2001, the Company repurchased 33,500 shares at a cost of $475,000. On November 15, 2000, the Company paid dividends of $0.25 per share. The dividend payment of $249,000 partially offset the increase in retained earnings due to net income of $877,000.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

Net Income. The Company's net income for the three months ended March 31, 2001 was $327,000 compared to $265,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, higher net interest income and non-interest income offset higher compensation and benefits expense and occupancy and equipment expenses.

Net Interest Income. Net interest income for the three months ended March 31, 2001 was $1.5 million compared to $1.3 million for the three months ended March 31, 2000. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The average yield on interest earning assets increased from 8.37% for the three months ended March 31, 2000 to 8.71% for the three months ended March 31, 2001. The increase was due to short-term loans repricing to higher rates and growth in loans at higher average rates as compared to the loan portfolio. The average cost of interest bearing liabilities also increased from 4.34% for the three months ended March 31, 2000 to 5.02% for the three months ended March 31, 2001. The increase in costs was due to higher deposit rates implemented to maintain and attract deposits and higher Federal Home Loan Advance rates on maturing and new advances. The interest rate spread decreased from 4.03% for the three months ended March 31, 2000 to 3.69% for the three months ended March 31, 2001.

Provision for Loan Losses. The provision for loan losses was $90,000 for the three months ended March 31, 2001 as compared to $60,000 for the three months ended March 31, 2000. The increase reflects the growth in commercial real estate and non-mortgage loans and the need to maintain an adequate balance in the allowance for loan losses. For the three months ended March 31, 2001, commercial real estate loans increased $4.2 million and commercial non-mortgage loans increased $2.1 million.

Non-interest Income. Non-interest income was $303,000 for the three months ended March 31, 2001 as compared to $149,000 for the three months ended March 31, 2000. Income from loan sales and title and escrow fees from High Country Title and Escrow Company accounted for the majority of the increase.

Non-interest Expenses. Non-interest expenses were $1.2 million for the three months ended March 31, 2001 as compared to $1.0 million for the three months ended March 31, 2000. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees, the opening of the new home office, High Country Title and Escrow Company expenses and other expenses due to growth.


COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2001 AND
2000

Net Income. The Company's net income for the nine months ended March 31, 2001 was $877,000 compared to $765,000 for the nine months ended March 31, 2000. The increase in net income resulted primarily from increased interest income and non-interest income which offset increased interest, compensation, occupancy and other expenses.

Net Interest Income. Net interest income for the nine months ended March 31, 2001 was $4.3 million compared to $3.7 million for the nine months ended March 31, 2000. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

expense due to the increase in interest bearing liabilities. The average yield on interest earning assets increased from 8.17% for the nine months ended March 31, 2000 to 8.66% for the nine months ended March 31, 2001. The increase was due to short-term loans repricing to higher rates and growth in loans at higher average rates as compared to the loan portfolio. The average cost of interest bearing liabilities also increased from 4.40% for the nine months ended March 31, 2000 to 5.02% for the nine months ended March 31, 2001. The increase in costs was due to higher deposit rates implemented to maintain and attract deposits and higher Federal Home Loan Advance rates on maturing and new advances. The interest rate spread decreased from 3.77% for the nine months ended March 31, 2000 to 3.64% for the nine months ended March 31, 2001.

Provision for Loan Losses. The provision for loan losses was $225,000 for the nine months ended March 31, 2001 as compared to $150,000 for the nine months ended March 31, 2000. The increase reflects the growth in commercial real estate, commercial non-mortgage and land loans and the need to maintain an adequate balance in the allowance for loan losses. For the nine months ended March 31, 2001, these loan categories increased a total of $15.0 million.

Non-interest Income. Non-interest income was $745,000 for the nine months ended March 31, 2001 as compared to $406,000 for the nine months ended March 31, 2000. Title and escrow fees from High Country Title and Escrow Company accounted for the majority of the increase. The increase was due to a full nine months of operation in comparison to the previous period of only three months for nine months ended March 31, 2000. Increases in the other non-interest income categories were due to strong loan demand and growth in deposit accounts.

Non-interest Expenses. Non-interest expense was $3.4 million for the nine months ended March 31, 2001 as compared to $2.7 million for the nine months ended March 31, 2000. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees, the opening of the new home office, High Country Title and Escrow Company expenses and other expenses due to growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consist of deposits, FHLB advances, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to fund maturing FHLB advances, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The OTS repealed a statutory liquidity requirement in late 2000. The Bank was previously required to maintain a minimum ratio of 4%. Under revised regulations, the Bank is required to maintain sufficient liquidity to ensure a safe and sound operation. Management believes that the Bank's sources of liquidity for potential uses are adequate under the revised regulations.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                                       High Country Bancorp, Inc.
                                       Registrant

     Date May 2, 2001                  /s/ Larry D. Smith
                                       ----------------------------------------
                                       Larry D. Smith, President