Form 10KSB
period 2001-06-30
HIGH COUNTRY BANCORP INC
filed 2001-09-27
CIK 1044676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Fiscal Year Ended June 30, 2001.
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to __________

                         Commission File Number: 0-23409

                           HIGH COUNTRY BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Colorado                                        84-1438612
------------------------------------------                   -------------------
 (State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

  7360 West US Highway 50, Salida, Colorado                              81201
---------------------------------------------                         ----------
(Address of Principal Executive Offices)                              (Zip Code)

         Issuer's Telephone Number, Including Area Code: (719) 539-2516
                                                         --------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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
 YES  X    NO
    ------     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

     State registrant's revenues for its most recent fiscal year: $13,556,405

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($16.50 per share on September 25, 2001), was approximately $10,502,861. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of September 26, 2001, there were issued and outstanding 926,209 shares of the registrant's common stock.

     Transitional Small Business  Disclosure Format (check one):
YES        NO   X
   -----     ------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001 (Part II).

2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     HIGH COUNTRY BANCORP, INC. High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado in August 1997 for the purpose of becoming a savings and loan holding company for Salida Building and Loan Association which changed its name to High Country Bank (the "Bank") in February 2000. On December 9, 1997, the Bank consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 1,322,500 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $13.2 million and net proceeds of $12.7 million. The Company purchased all of the capital stock of the Bank with $5.8 million of the offering proceeds. On May 24, 1999, the Company announced that it was commencing a stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 132,250 shares, over a 12-month period. On March 20, 2000, the Company announced a second stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 119,025 shares, over a 12-month period. These repurchase programs, both of which have been completed, resulted in the repurchase of 251,275 shares of Company Common Stock. On November 8, 2000, the Company announced a third stock repurchase program to acquire up to 10% of the Company's outstanding shares of common stock, or up to 107,123 shares over a twelve month period. Through September 15, 2001, 46,416 shares have been repurchased.

     The Company engages in no significant activity other than investing the proceeds of the offering of Common Stock which it retained, holding the stock of the Bank and operating the business of a savings association through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

     The Company's executive offices are located at 7360 West US Highway 50, Salida, Colorado. Its telephone number is (719) 539-2516.

     HIGH  COUNTRY  BANK.  The  Bank  is a  federal  stock  savings  association operating through offices located in the towns of Salida, Buena Vista and Leadville, Colorado and serving Chaffee, Lake, Western Fremont and Saguache
Counties in Colorado. The Bank was chartered in 1886 as the first state-chartered building and loan association in Colorado. The Bank received federal insurance of its deposit accounts and became a member of the Federal Home Loan Bank ("FHLB") of Topeka in 1937. The Bank became a federally-chartered association on August 16, 1993 under the name of Salida Building and Loan Association. Effective December 9, 1997, the Bank became a stock savings association. In February 2000, the Bank changed its name to "High Country Bank." The Bank's subsidiary, High Country Title and Escrow Company, offers title insurance and escrow closing services within the Bank's market area. At June 30, 2001, the Bank had total assets of $161.3 million, loans receivable (net) of $136.8 million, total deposits of $98.5 million and stockholders' equity of $16.6 million.

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

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the FHLB of Topeka, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board governing reserves to be maintained and certain other matters. Regulations significantly affect the operations of the Bank. See "-- Regulation of the Bank."

     The Bank's executive offices are located at 7360 West US Highway 50, Salida, Colorado 81201-0309 and its main telephone number is (719) 539-2516.

     LENDING ACTIVITIES

     GENERAL. The Bank's loan portfolio, net, totaled $136.8 million at June 30, 2001, representing 84.81% of total assets at that date. Substantially all loans are originated in the market area. At June 30, 2001, $63.1 million, or 44.48% of the Bank's gross loan portfolio consisted of one- to four-family, residential mortgage loans. Other loans secured by real estate include commercial real estate loans which amounted to $29.6 million or 20.84% of the gross loan portfolio and land and land development loans, which amounted to $8.7 million or 6.39% of the gross loan portfolio at June 30, 2001. The Bank also originates commercial business loans and consumer loans, most of which are automobile loans. At June 30, 2001, consumer loans totaled $14.6 million, or 10.29% of the gross loan portfolio, and commercial business loans totaled $16.1 million or 11.33% of the gross loan portfolio.

     LOAN PORTFOLIO COMPOSITION. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2001, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                  At June 30,
                                  ---------------------------------------------
                                        2001                     2000
                                  Amount         %        Amount           %
                                  ------       -----      ------         -----
                                           (Dollars in thousands)
Mortgage Loans:
  One- to four-family ........   $ 63,081       46.10%    $ 67,150       56.01%
  Commercial .................     29,563       21.61       18,695       15.59
  Construction ...............      9,060        6.62        7,522        6.27
  Land and land development ..      8,678        6.34        4,601        3.84%
                                 --------      ------     --------      ------
     Total mortgage loans ....    110,382       80.67       97,968       81.71
                                 --------      ------     --------      ------
Consumer loans ...............     14,597       10.67       14,387       12.00
Loans on savings accounts ....        740        0.54          588        0.49
Commercial loans .............     16,065       11.74       11,602        9.68
Other loans ..................         50        0.04           21        0.02
                                 --------      ------     --------      ------
     Total loans .............    141,834      103.66      124,566      103.90
                                 --------      ------     --------      ------

Less:
  Undisbursed loans in process      3,026        2.21        3,069        2.56
   Deferred fees and discounts        626        0.46          596        0.50
  Allowance for losses .......      1,348        0.99        1,003        0.84
                                 --------      ------     --------      ------
Loan portfolio, net ..........   $136,834      100.00%    $119,898      100.00%
                                 ========      ======     ========      ======

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                              Due after
                                       Due during             1 through             Due after
                                     the year ending        5 years after         5 years after
                                      June 30, 2002         June 30, 2002         June 30, 2002          Total
                                      -------------         -------------         -------------         -------
                                                           (In thousands)
Mortgage loans:
  One-to four-family................   $    1,236             $   7,570             $  54,275          $ 63,081
  Commercial........................        3,998                20,284                 5,281            29,563
  Construction......................        9,060                    --                    --             9,060
  Land and land development.........        4,122                 4,417                   139             8,678
                                       ----------             ---------             ---------          --------
     Total..........................   $   18,416             $  37,271             $  59,695          $110,382
                                       ==========             =========             =========          ========

     The next table sets forth at June 30, 2001, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                                        Predetermined                 Floating or
                                                            Rates                 Adjustable Rates
                                                           -------                ----------------
                                                                        (In thousands)

Mortgage loans:
   One-to four-family................................   $   58,885                  $    4,196
   Commercial........................................       28,437                       1,126
   Construction......................................        9,060                          --
   Land and land development.........................        7,122                       1,556
                                                        ----------                  ----------
     Total...........................................   $  103,504                  $    6,878
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

     LOAN FEES AND SERVICING. The Bank receives fees in connection with loan applications, late payments and for miscellaneous services related to its loans. The Bank also charges a fee on loan originations ranging from 1.00% to 2.00% of the principal base. As of June 30, 2001, the Bank serviced $3.6 million in loans for the Federal Home Loan Mortgage Corporation ("FHLMC").

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 2001, $63.1 million, or 46.1%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $4.2 million, or 66.5%, carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $100,000.

     The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Due to customer preferences for fixed-rate loans, the Bank has had difficulty originating a large volume of ARMs in recent years. Most fixed-rate mortgage loans are originated for terms of 15 or 30 years. ARMs are originated for terms of up to 30 years. The Bank's ARMs have interest rates that adjust every year, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the rate on one-year U.S. Treasury securities, adjusted to a constant maturity. The current margin is two and one-half percentage points. Historically, all loans originated by the Bank have been retained in the Bank's loan portfolio. The Bank began selling new loans to the FHLMC in April 1999. For the years ended June 30, 2001 and 2000, the Bank sold fixed rate loans of $28.0 million and $12.0 million, respectively, to the FHLMC.

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

     The Bank also originates second mortgage loans and home equity lines of credit primarily for its existing one- to four-family first mortgage customers. At June 30, 2001, $8.5 million or 6.23% of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Home equity loans are underwritten with terms of 20 years with an adjustable rate. Second mortgages and home equity loans are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens.

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

     Loan proceeds are disbursed during the construction phase (a maximum of 12 months) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 2001, $9.1 million, or 6.39%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately 80% of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

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

     LAND AND LAND DEVELOPMENT LOANS. The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale, and loans secured by raw land, such as cattle ranching acreage. Such loans are secured by a lien on the property, are generally limited to 70% of the developed value of the secured property and are typically made for a period of one-year, renewable based on negotiations with the Bank. Most land development loans are expected to be fully paid off five years after the original date of the loan. The Bank generally requires semi-annual interest payments during the term of the land loan. The amount of funds available under the Bank's land loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are developed, sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 2001, the Bank had $8.7 million of land development loans, which constituted 6.12% of the gross loan portfolio at such date. This total includes one loan of $1.6 million, which is the Bank's largest outstanding loan. The Bank originated $6.8 million and $3.5 million in land development loans during fiscal 2001 and fiscal 2000, respectively. The increase in originations was primarily due to the $1.6 million loan discussed above and a $725,000 land development loan. Land development loans generally involve a higher degree of risk than residential mortgage lending in that there are large loan balances to single borrowers, and the initial estimate of the property value at completion may be inaccurate due to market variations and the difficulty in selling lots for home building. The success of such land development projects is sensitive to changes in supply and demand conditions in the local housing market, as well as regional and economic conditions generally.

     COMMERCIAL REAL ESTATE LOANS. At June 30, 2001, loans secured by commercial real estate properties totaled $29.6 million, and represented 21.61% of the Bank's loan portfolio. Commercial real estate loans are secured by ranches, motels, small office buildings and retail stores and other nonresidential property. Some of the Bank's commercial real estate loans are made to local businesses connected to the tourism and recreational rafting industries, which predominate in the Bank's primary market area. At June 30, 2001, the Bank's three of the six largest loans were a $1.2 million loan secured by a cattle ranch, a $982,000 loan secured by a cattle ranch and a $953,000 loan secured by a motel in Salida, Colorado. Substantially all of the Bank's commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 2001.

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

     With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 2001, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $2.3 million. At June 30, 2001, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $2.2 million and consisted of four loans, including a $964,000 commercial loan and a $853,000 commercial real estate loan secured by real estate located in Salida, Colorado. The largest single loan outstanding was a $1.6 million loan secured by a land development property, which is discussed above.

     COMMERCIAL BUSINESS LOANS. At June 30, 2001, the Bank had $16.1 million in commercial business loans which represented 11.33% of the Bank's gross loan portfolio. The Bank is permitted to invest up to 20% of its assets in commercial loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area, including those connected to the tourism industry, such as recreational vehicle ("RV") dealers, rafting companies and other tourist-related businesses. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. From time to time, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. At June 30, 2001, the Bank had a dealer floor-plan loan of $1.1 million and an inventory/equipment loan of $964,000 to a rafting and retail company. Commercial business loans usually carry a fixed-rate and generally are underwritten for a maximum of five years.

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

     CONSUMER LOANS. The Bank's consumer loans, which totaled $15.4 million or 10.85% of the gross loan portfolio at June 30, 2001, includes primarily loans secured by deposit accounts, automobile loans and other personal loans, which represented 0.54%, 10.67%and 0.04% of its total loan portfolio, respectively, at June 30, 2001. The Bank also makes RV and boat loans, tractor loans and home improvement loans pursuant to its consumer lending authority.

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

     LOAN ORIGINATIONS, PURCHASES AND SALES. Historically, most loans originated by the Bank have been held in the Bank's portfolio until maturity. Beginning in April 1999, the Bank began ongoing sales of new fixed-rate single family residential terms to the FHLMC. The sales to the FHLMC were done to increase fee income, lower interest rate risk and compete with mortgage bankers.

     The following table sets forth certain information with respect to the Bank's loan origination activity for the periods indicated. The Bank has not purchased any loans in the periods presented.

                                                                     At June 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                      (In thousands)
Net loans, beginning of period..............................  $ 119,898         $ 98,433

Origination by type:
-------------------

Mortgage loans:
   One- to four-family......................................     45,055           39,117
   Commercial...............................................     13,593           11,288
   Land development.........................................      6,773            3,492
Consumer loans..............................................      9,418           10,034
Loans on savings accounts...................................        633              308
Commercial loans............................................     10,420           11,717
                                                              ---------         --------
     Total loans originated.................................     85,892           75,956
                                                              ---------         --------
Loans sold..................................................    (28,044)         (11,994)
                                                              ---------         --------
Repayments..................................................    (41,245)         (43,767)
                                                              ---------         --------
Decrease (increase) in other items, net.....................        333            1,270
                                                              ---------         --------
     Net increase (decrease) in loans receivable, net.......     16,936           21,465
                                                              ---------         --------
Net loans, end of period....................................  $ 136,834         $119,898
                                                              =========         ========

     NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5.0% of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements included in the Company's 2001 Annual Report to Stockholders.

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

                                                                     At June 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                     (In thousands)
Loans accounted for on a nonaccrual basis:
 Real estate:
    One- to four-family.....................................  $     124         $    378
    Commercial..............................................        220               --
    Land development........................................         12               --
 Consumer...................................................        112               41
 Commercial.................................................        253              114
 Other......................................................         --               --
                                                              ---------         --------
        Total...............................................        721              533
                                                              ---------         --------
Accruing loans delinquent 90 days or more:
 Real estate:
    One- to four-family.....................................  $      --         $     --
    Commercial..............................................        401               --
    Land development........................................        660               --
  Consumer..................................................         --              149
 Commercial.................................................         --               --
 Other......................................................         --               --
                                                              ---------         --------
        Total...............................................      1,061              149
                                                              ---------         --------
            Total nonperforming loans.......................      1,782              682
                                                              ---------         --------
Repossessed assets..........................................          7               18
                                                              ---------         --------
Total nonperforming assets..................................  $   1,789         $    700
                                                              =========         ========
Total nonperforming loans as a
  percentage of total net loans.............................      1.31%             0.57%
                                                              ========          ========
Total nonperforming assets as a
  percentage of total assets................................      1.11%             0.51%
                                                              ========          ========

     At June 30, 2001, the Bank had $1.8 million in loans outstanding that were classified as nonperforming, of which $672,000 were land loans, $621,000 were commercial real estate loans, $253,000 were commercial loans, $124,000 were by one- to four-family loans and $112,000 were automobile loans. The largest nonperforming loan of $660,000 is secured by developed residential lots and is currently in foreclosure. The Bank does not anticipate a loss on this loan due to the property value and the presence of a second lien holder. At June 30, 2001, the Bank also had one $182,000 commercial real estate loan which was not included with the nonperforming loans, but to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or reclassification. At June 30, 2001, the Bank had $1.1 million in assets classified as special mention, $2.0 million in assets classified as substandard, $30,000 in assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During fiscal 2001, the Bank increased its allowance for loan losses by $385,000 to $1.3 million at June 30, 2001. The Bank took this action due to the continued significant increase in land development, commercial real estate, commercial business and consumer loans and due to the additional risks inherent in these types of lending.

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

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. The Bank's policy includes an analysis of individual commercial loans over $100,000 for sufficient collateral and cash flow. Allowances are added for loans with insufficient collateral and cash flow. The commercial loans reviewed represent over half of the commercial loan portfolio. Allowances are also added for classified assets. Depending on the severity of classification, allowances of 5% to 50% are applied to classified assets. Finally, the Bank's and industry loss histories are reviewed to determine an allowance for loans not currently classified. The total allowance is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant facts. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

          The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                 Year Ended June 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                    (In thousands)
Balance at beginning of period..............................  $   1,003         $    909
                                                              ---------         --------
Charge-offs:
  One- to four-family.......................................         --               (6)
  Multi-family..............................................         --               --
  Non-residential...........................................         --               --
  Construction..............................................         --               --
  Consumer..................................................        (41)              --
  Commercial................................................         --              (48)
  Other.....................................................         --              (66)
                                                              ---------         --------
                                                                    (41)            (120)
                                                              ---------         --------
Recoveries..................................................          1                4
                                                              ---------         --------
Net recoveries (charge-offs)................................        (40)            (116)
                                                              ---------         --------
Additions charged to operations.............................        385              210
                                                              ---------         --------
Balance at end of period....................................  $   1,348         $  1,003
                                                              =========         ========
Allowance for loan losses to total
  nonperforming loans at end of period......................      75.64%          147.07%
                                                              =========          =======
Allowance for loan losses to net loans
  at end of period..........................................       0.99%            0.84%
                                                              =========          =======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            June 30,
                                                    -------------------------------------------------------
                                                              2001                       2000
                                                     ---------------------------  -------------------------
                                                                     Percent of                  Percent of
                                                                      Loans to                     Loans to
                                                                    Category to                  Category to
                                                     Amount         Total Loans   Amount         Total Loans
                                                     ------         -----------   ------         -----------
                                                                     (Dollars in thousands)
Mortgage loans:
   Residential.....................................  $     100           7.42%    $    186            18.54%
   Commercial......................................        175          12.98          121            12.06
   Land............................................         19           1.41           49             4.89
Consumer loans.....................................        292          21.66          267            26.62
Commercial loans...................................        762          56.53          380            37.89%
                                                     ---------         ------     --------            -----
                                                     $   1,348         100.00%    $  1,003           100.00%
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

     The Bank makes investments in order to manage cash flow, diversify its assets, obtain yield, for asset/liability management purposes and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of interest-bearing deposits and securities issued by the U.S. Treasury. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases must be approved by the Bank's Investment Committee. The Board of Directors reviews all securities transactions on a monthly basis.

     Pursuant to SFAS No. 115, the Bank had no securities classified as "available for sale" at June 30, 2000 and 2001. Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     INTEREST BEARING DEPOSITS. Interest bearing deposits represent deposits at the FHLB of Topeka. The deposits include $5.0 million in overnight deposits and $4.2 million in an interest earning demand deposit account. The large increase from the previous year was the result of significant refinancing of portfolio loans and the subsequent sale to FHLMC. In the upcoming months, these funds may be used for FHLB advance repayment, seasonal deposit withdrawals, loan demand and investment purchases.

     MORTGAGE-BACKED AND RELATED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries include quasi-governmental agencies such as the FHLMC, the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors and from all of whom the Bank has purchased mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The Bank's mortgage-backed securities portfolio consists solely of $2.2 million in mortgage-backed securities of which $6,000 had fixed interest rates and $2.2 million had adjustable interest rates at June 30, 2001. The Bank makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                                     At June 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                      (In thousands)
School district securities..................................  $      --         $    200
Interest-bearing deposits...................................      9,176            1,321
Mortgage-backed securities..................................      2,221            2,643
Federal Home Loan Bank stock................................      2,422            1,857
                                                              ---------         --------
      Total.................................................  $  13,819         $  6,021
                                                              =========         ========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 2001.

                                                                                                      Total Investment
                                    One Year or Less      One to Five Years       Over Five Years        Portfolio
                                   -------------------    ------------------      ----------------    ---------------
                                              Weighted              Weighted              Weighted           Weighted
                                   Book       Average     Book      Average       Book     Average    Book    Average
                                   Value       Yield      Value      Yield        Value     Yield     Value    Yield
                                   -----      --------    -----     ---------     -----   --------    -----  --------
                                                               (Dollars in thousands)
School district securities.......   $   --      -- %      $   --       -- %       $   --      -- %   $    --    0.00%
Interest-bearing deposits........    9,176     2.71           --       --             --      --        9,176    2.71
Mortgage-backed securities.......       --      --            --       --          2,221     7.53       2,221    7.53
Federal Home Loan Bank stock.....       --      --            --       --          2,422     7.10       2,422    7.10
                                    ------                ------                  ------              -------
Total investment securities......   $9,176                $   --                  $4,643              $13,819    4.25
                                    ======                ======                  ======              =======

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

     DEPOSITS. The Bank attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from three months to eight years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending requirements, growth goals and federal regulations. The Bank does not accept brokered deposits, but does accept jumbo deposits from its regular customers.

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

                                          Balance at                                 Balance at
                                            June 30,      % of          Increase      June 30,       % of
                                             2001       Deposits       (Decrease)      2000        Deposits
                                         ------------   --------       ----------    ---------     --------
                                                                (Dollars in thousands)
Noninterest bearing demand.............   $  6,742        6.84%        $    (582)    $   7,324       8.85%
NOW accounts...........................     19,132       19.42             4,304        14,828      17.91
Money market and savings...............     23,066       23.41             4,059        19,007      22.96
Certificates of deposit................     35,677       36.22             5,172        30,505      36.86
Jumbo certificates.....................     13,900       14.11             2,794        11,106      13.42
                                          --------      ------         ---------     ---------      -----
                                         $  98,517      100.00%        $  15,747     $  82,770     100.00%
                                         =========      ======         =========     =========     ======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                                   Year Ended June 30,
                                                        ---------------------------------------------
                                                               2001                   2000
                                                        --------------------   ----------------------
                                                        Average     Average    Average     Average
                                                        Balance      Rate (1)  Balance        Rate
                                                        -------     ---------  -------     ----------
                                                                   (Dollars in thousands)

         Noninterest bearing demand...................  $    7,046      0.00%  $  5,666       0.00%
         NOW..........................................      17,162      1.17     14,831       1.12
         Money market deposits........................      21,476      3.20     18,401       3.10
         Certificates of deposit......................      30,971      5.87     26,527       5.51
         Jumbo certificates...........................      14,338      6.54     12,608       5.88
                                                        ----------             --------
             Total....................................  $   90,993      4.00   $ 78,033       3.77
                                                        ==========             ========

--------
(1)  Annualized.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2001.

                                                       Certificates
         Maturity Period                                of Deposits
         ---------------                                -----------
                                                        (In thousands)

         Three months or less..........................  $  3,609
         Over three through six months.................     3,155
         Over six through 12 months....................     3,885
         Over 12 months................................     3,251
                                                         --------
         Total.........................................  $ 13,900
                                                         ========


     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                      At June 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                      (In thousands)
Opening balance.............................................  $  82,770         $ 72,604
Net increase (decrease) before interest credited............     12,741            7,844
Interest credited...........................................      3,006            2,322
                                                              ---------         --------
    Ending balance..........................................  $  98,517         $ 82,770
                                                              =========         ========

Net increase (decrease).....................................  $  15,747         $ 10,166
                                                              =========         ========

Percent increase (decrease).................................     19.03%            14.00%
                                                              ========          ========

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which at June 30, 2001, allowed borrowings of $47.4 million subject to normal collateral underwriting requirements. Advances from the FHLB of Topeka are secured by residential first mortgage loans and commercial real estate mortgage loans.

     At June 30, 2001, the Bank had an approved line of credit with the FHLB of Topeka, which the Bank has not drawn. In addition, as of June 30, 2001, the Bank had $44.1 million in FHLB advances outstanding of which $4.5 million were at interest rates which range from 5.42% to 6.96% and mature within one year; $10.0 million were at interest rates which range from 5.49% to 7.05% and mature in 2003; $7.5 million were at an interest rate of 5.14% to 6.91% and mature in 2004; $5.5 million at an interest rate which range from 5.62% to 7.34% and mature in 2005; $3.5 million were at an interest rate of 5.54% to 6.98% and mature in 2006; $2.0 million were at an interest rate of 5.74% to 6.10% and mature in 2008; $4.1 million were at an interest rate of 5.42% to 5.77% and mature in 2009; and $7.0 million were at an interest rate of 5.37% to 5.93% and mature in 2011.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2001, the Bank was authorized to invest up to approximately $4.8 million in the stock of or loans to subsidiaries, including the additional

1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     In November 1999, the Bank incorporated a new subsidiary, High Country Title and Escrow Company. High Country Title is offering title insurance and escrow closing services within the Bank's market area. As of June 30, 2001, the Bank's investment in High Country Title was $260,000 or 0.16% of the Bank's assets. High Country Title reported a net gain before taxes of $3,000 for the year ended June 30, 2001.

MARKET AREA

     The Bank's market area for gathering deposits and making loans is Chaffee, Lake, Western Fremont and Saguache Counties in Colorado, which are located in central Colorado.

     Tourism related businesses are the base of the market area's economy. The primary employers in the market area are the tourism industry and the government. As of 2000, the market area had a population of approximately
30,000. Major employers in the area include the Colorado Department of Corrections, the Heart of the Rockies Medical Center, local school districts and governments and Wal Mart. In addition, the area is a frequent destination for retirees, self-employed individuals and telecommuters who wish to take advantage of the recreation and beauty that the Rocky Mountains offer. Major towns (population) in the market area include Salida (5,500), Buena Vista (2,200) and Leadville (2,800).

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

     Management considers its market area for gathering deposits to be Chaffee, Lake, Western Fremont and Saguache counties in Colorado. The Bank estimates that it competes with five banks, and two credit unions for deposits and loans. Based on data provided by the FDIC, the Bank estimates that as of June 2000, the latest date for which information was available, it had 29.72% of deposits held by all financial institutions in its market area.

EMPLOYEES

     As of June 30, 2001, the Bank had 66 full-time and one part-time employee, and High Country Title had six full-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

REGULATION OF THE BANK

     GENERAL. The Bank is a federally chartered savings institution, is a member of the FHLB of Topeka and its deposits are insured by the FDIC through the SAIF. As a federal savings institution, the Bank is subject to regulation and supervision  by the OTS and  the  FDIC  and to OTS  regulations  governing  such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

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

     CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions such as the Bank to meet three minimum capital standards: (1) "tangible" capital of at least 1.5% of adjusted total assets, (2) Tier 1 or "core" capital equal to at least 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating under the OTS examination rating system) of adjusted total assets, and (3) "risk-based" capital of at least 8% of total risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on a savings institutions that have a total risk-based capital ratio of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%, (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action."

     For the purposes of this regulation, Tier 1 and core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings institutions and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights. Tier 1 and core capital are generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and nonmortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in nonincludable subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2001, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institutions has minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Total capital equals the sum of core capital plus supplementary capital.

Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's general loss allowances and up to 45% of unrealized net gains in equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings institution's high loan-to-value ratio land and nonresidential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2001, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance sheet-item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable), and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, nonqualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 2001.

                                                                                        Percent of
                                                                   Amount               Assets  (1)
                                                                   ------               -----------
                                                                         (Dollars in thousands)
            Tangible capital.....................................  $   14,195                 8.78%
            Tangible capital requirement.........................       2,426                 1.50
                                                                   ----------             --------
            Excess...............................................  $   11,769                 7.28%
                                                                   ==========              =======

            Core capital (2).....................................  $   14,195                 8.78%
            Core capital requirement.............................       6,470                 4.00
                                                                   ----------              -------
            Excess...............................................  $    7,725                 4.78%
                                                                   ==========              =======

            Risk-based capital...................................  $   15,543                13.05%
            Risk-based capital requirement.......................       9,531                 8.00
                                                                   ----------             --------
            Excess..............................................   $    6,012                  5.05%
                                                                   ==========             =========

______________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

     The OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

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

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from nontraditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

     Under regulations jointly adopted by the federal banking regulators, a savings institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its

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

-----------
*  3.0% if the institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 10 of Notes to Consolidated Financial Statements included under Item 8 hereof.

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

     Additionally, FDICIA required each federal banking agency to establish standards relating to asset and earnings quality. In 1995, the OTS issued guidelines relating to asset and earnings quality. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset quality and earnings standards have a material effect on the Bank's operations.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Topeka stock at June 30, 2001 of $2.4 million. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. At June 30, 2001, the Bank had $39.6 million in long-term advances and $4.5 million in short-term advances.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transactions accounts of between $0 and $42.8 million, plus 10% on the amount over $42.8 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

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

     The FDIC has set the SAIF deposit insurance assessment rates at zero for well capitalized institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 2000, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which BIF members were assessed. After December 31, 2000, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment, unless the investment or activity is permissible for a national bank and a savings association.

     To qualify as a Qualified Thrift Lender, a savings institution must either satisfy the definition of "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans, and
(ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once and if it fails the Qualified Thrift Lender Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

     At June 30, 2001, approximately 79.85% of the Bank's assets were invested in Qualified Thrift Investments as currently defined.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Except in limited circumstances, the Bank is not permitted to pay a dividend or other capital distribution if the Bank would be undercapitalized after the distribution. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce its regulatory capital below the amount required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institution's extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting affiliate. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

     The G-L-B Act permits well capitalized and well-managed national banks with satisfactory CRA records to invest in financial subsidiaries that engage in activities that are financial in nature (or incidental thereto) on an agency basis. National banks that are among the 50 largest insured banks and have at least one issue of investment grade debt outstanding may invest in financial subsidiaries that engage in activities as principal other than insurance underwriting real estate development or merchant banking. All national banks are given the authority to underwrite municipal revenue bonds. The aggregate total consolidated assets of a national bank's financial subsidiaries may not exceed the lesser of 45% of the bank's total consolidated assets or $50 billion. A national bank would be required to deduct its investments in financial subsidiaries from its regulatory capital. National banks must also adopt procedures for protecting the bank against risks associated with the financial subsidiary and to preserve the separate corporate identity of the financial subsidiary. Financial subsidiaries of state and national banks (which include any subsidiary engaged in an activity not permitted to a national bank directly) would be treated as affiliates for purposes of the limitations on aggregate transactions with affiliates in Sections 23A and 23B of the Federal Reserve Act and for purposes of the anti-tying restrictions of the Bank Holding Company Act. State-chartered banks would be prohibited from investing in financial subsidiaries unless they would be well capitalized after deducting the amount of their investment from capital and observe the other safeguards applicable to national banks.

     The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from regulation by the Securities and Exchange Commission ("SEC") as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting 'insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from underwriting title insurance or tax-free annuities. National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply, with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the SEC and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

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

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository, institutions that make payments to non-governmental entities in connection with the CRA.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act (the "HOLA") and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its nonsavings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. Since the Company was formed prior to May 4, 1999 and continues to be a unitary savings and loan holding company, there are generally no restrictions on its activities. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting:
(i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

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

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies, without prior approval of the Director of OTS, from acquiring
(i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

     In 1996, the Bank's federal corporate income tax returns for 1995 were audited with no significant correction. The Bank's tax returns have not been otherwise audited in the last five years.

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

     STATE INCOME TAXATION. The State of Colorado imposes no franchise taxes on savings institutions. The State of Colorado taxes the Bank's federal taxable income, adjusted for interest income received directly from federal agencies, at a 4.63% rate.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                                         Ages At
                                        June 30,
Name                                      2001                Title
----                                    ---------             -----
Larry D. Smith                             43                 President
Scott G. Erchul                            39                 Vice President
Frank L. DeLay                             37                 Chief Financial Officer

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2001.

                                                            Book Value at
                         Year                Owned or         June 30,             Approximate
                        Opened                Leased          2001 (1)           Square Footage
                        ------                ------          --------           --------------
                                                       (Dollars in thousands)
Main Office:
7360 West US
Highway 50
Salida, Colorado         2000                  Owned           $2,977                 11,800

Branch Offices:
130 West 2nd
Salida, Colorado         1886 (2)              Owned              752                 10,750

600 Harrison (3)
Leadville, Colorado      1978                  Owned              707                  3,800

713 East Main (3)
Buena Vista, Colorado    1996                  Owned              422                  2,400

___________
(1)      Cost less accumulated depreciation and amortization.
(2)      The current location and building was occupied in 1974.
(3)      The Bank constructed new building facilities at each of these locations in 1996.

     The book value of the Bank's investment in premises and equipment totaled approximately $6.1 million at June 30, 2001. See Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2001, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

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

ITEM 8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.


                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
---------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     The  information  contained  under the  section  captioned  "Proposal  I --
Election of Directors" in the Proxy Statement is incorporated herein by reference.

         For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

          (a)  List of Documents Filed as Part of This Report
               ----------------------------------------------

               (1)  Consolidated  Financial Statements.  The following financial
                    ----------------------------------
                    statements of the registrant are included  herein under Item
                    7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

                    Independent Auditor's Report

                    (a) Statements of Financial Condition as of June 30, 2001 and 2000

                    (b) Statements of Income for the Years Ended June 30, 2001 and 2000

                    (c) Statements of Equity for the Years Ended June 30, 2001 and 2000

                    (d) Statements of Cash Flows for the Years Ended June 30, 2001 and 2000

                    (e)  Notes to Financial Statements

               (2)  Financial Statement Schedules. None
                    -----------------------------

               (3)  Exhibits. The following exhibits are either filed as part of
                    --------
                    this Annual Report on Form 10-KSB or incorporated herein by reference:

    Exhibit No.

    * 3.1     Articles of Incorporation of High Country Bancorp, Inc.

    * 3.2     Bylaws of High Country Bancorp, Inc.

    * 10.1 Employment Agreement between Salida Building and Loan Association and Larry D. Smith+

    * 10.2 Guaranty Agreement between High Country Bancorp, Inc. and Larry D. Smith+

    * 10.3    High Country Bancorp, Inc. 1997 Stock Option and Incentive Plan+

    * 10.4    High Country Bancorp, Inc. Management Recognition Plan and Trust+

    * 10.5    Salida Building and Loan Association Long-Term Incentive Plan+

    * 10.6    Salida Building and Loan Association Incentive Compensation Plan+

    * 10.7 Employment Agreement between Salida Building and Loan Association and Scott G. Erchul+

    * 10.8    Guaranty Agreement between High Country Bancorp, Inc. and Scott
              G. Erchul+

    * 10.9 Change-in-Control Protective Agreement between Salida Building and Loan Association and Francis L. Delay+

    * 10.10 Change-in-Control Guaranty Agreement between High Country Bancorp, Inc. and Francis L. DeLay+

      13      Annual Report to Stockholders for the year ended June 30, 2001

      21      Subsidiaries

      23      Consent of Grimsley, White & Company

-------------
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).
+    Compensatory plan or arrangement.

               (b) Reports on Form 8-K. No current reports on Form 8-K have been
                   -------------------
filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HIGH COUNTRY BANCORP, INC.


Date:  September 25, 2001            By:/s/ Larry D. Smith
                                        ----------------------------------------
                                        Larry D. Smith
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Larry D. Smith                                  Date: September 25, 2001
    --------------------------------------------
    Larry D. Smith
    President and Chief Executive Officer
    (Principal Executive and Officer)


By: /s/ Frank L. DeLay                                  Date: September 25, 2001
    --------------------------------------------
    Frank L. DeLay
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/ Scott G. Erchul                                 Date: September 25, 2001
    --------------------------------------------
    Scott G. Erchul
    Vice President and Director


By: /s/ Timothy R. Glenn                                Date: September 25, 2001
    --------------------------------------------
    Timothy R. Glenn
    Director


By: /s/ Richard A. Young                                Date: September 25, 2001
    --------------------------------------------
    Richard A. Young
    Director


By: /s/ Philip W. Harsh                                 Date: September 25, 2001
    --------------------------------------------
    Philip W. Harsh
    Director