Form 10QSB
period 2001-09-30
HIGH COUNTRY BANCORP INC
filed 2001-11-06
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended  September 30, 2001

      Commission file number        0-23409


                           High Country Bancorp, Inc.
     -----------------------------------------------------------------------
        (Exact Name of Small business Issuer as Specified in Its Charter)

                Colorado                                         84-1438612
------------------------------                               -------------------
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                 7360 West US Highway 50, Salida Colorado      81201
                 ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                  719-539-2516
    ------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X             No
        -------------         --------------



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Shares of common stock, $.01 par value outstanding as of November 1, 2001 922,209

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1:    Financial Statements

             Consolidated Statements of Condition at June 30, 2000 and
             September 30, 2001                                            3

             Statements of  Consolidated  Income for the Three Months
             Ended September 30, 2001 and 2000                             4

             Statements of Consolidated Cash Flows for the Three Months
             Ended September 30, 2001 and 2000                             5

             Notes to Financial Statements                                 6 - 7

  Item 2:    Management's Discussion and Analysis or Plan of Operations    8 -10

PART II - OTHER INFORMATION

  Item 1:    Legal Proceedings                                                11

  Item 2:    Changes in Securities and Use of Proceeds                        11

  Item 3:    Defaults Upon Senior Securities                                  11

  Item 4:    Submission of Matters to a Vote of Security Holders              11

  Item 5:    Other Information                                                11

  Item 6:    Exhibits and Reports on Form 8-K                                 11

  Signature                                                                   11

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                       September 30,        June 30,
                            ASSETS                                                          2001             2001
                                                                                       ------------------------------
Cash and amounts due from banks                                                        $  3,098,238      $  2,759,671
Interest- bearing deposits at other institutions                                         16,791,612         9,175,856
Mortgage-backed securities, held to maturity                                              2,058,768         2,220,909
Loans receivable - net                                                                  135,909,594       135,916,318
Loans held for sale                                                                         357,300           917,500
Federal Home Loan Bank stock, at cost                                                     2,421,600         2,421,600
Accrued interest receivable                                                               1,092,884         1,121,412
Property and equipment, net                                                               6,158,002         6,111,907
Mortgage servicing rights                                                                    11,237            14,504
Prepaid expenses and other assets                                                           547,511           508,187
Deferred income taxes                                                                       180,000           162,800
                                                                                       ------------      ------------
            TOTAL ASSETS                                                               $168,626,746      $161,330,664
                                                                                       ============      ============
                    LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                               $107,340,261      $ 98,517,228
Advances by borrowers for taxes and insurance                                               120,708            29,724
Escrow accounts                                                                           1,061,762         1,070,624
Accounts payable and other liabilities                                                      931,611           988,588
Advances from Federal Home Loan Bank                                                     43,574,999        44,124,999
Accrued income taxes payable                                                                321,474            40,167
                                                                                       ------------      ------------
            TOTAL LIABILITIES                                                           153,350,815       144,771,330
                                                                                       ------------      ------------
Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                       --                --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 922,209 (September 30, 2001) and
  1,028,992 shares (June 30, 2001)                                                            9,222            10,290
Paid-in capital                                                                           7,463,269         9,151,686
Retained earnings - substantially restricted                                              8,621,749         8,215,667
Note receivable from ESOP Trust                                                            (626,865)         (626,865)
Deferred MRP stock awards                                                                  (191,444)         (191,444)
                                                                                       ------------      ------------
            TOTAL EQUITY                                                                 15,275,931        16,559,334
                                                                                       ------------      ------------
            TOTAL LIABILITIES AND EQUITY                                               $168,626,746      $161,330,664
                                                                                       ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 HIGH COUNTRY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                                    Three Months Ended
                                                                      September 30,
                                                                    2001              2000
                                                               -----------        -----------
Interest Income
      Interest on loans                                        $ 3,105,347        $ 2,723,299
      Interest on securities held-to-maturity                       35,610             47,468
      Interest on other interest- bearing assets                   138,411             48,319
                                                               -----------        -----------
                  Total interest income                          3,279,368          2,819,086
                                                               -----------        -----------
Interest Expense
      Deposits                                                     985,554            837,742
      Federal Home Loan Bank advances                              672,645            603,286
                                                               -----------        -----------
                  Total interest expense                         1,658,199          1,441,028
                                                               -----------        -----------
                  Net interest income                            1,621,169          1,378,058

Provision for losses on loans                                       60,000             60,000
                                                               -----------        -----------
                  Net interest income after provision
                        for loan losses                          1,561,169          1,318,058
                                                               -----------        -----------
Noninterest Income
      Service charges on deposits                                   62,288             44,110
      Loans sold                                                   182,829             35,604
      Title and escrow fees                                         93,615             62,595
      Other                                                         92,128             69,319
                                                               -----------        -----------
                  Total noninterest income                         430,860            211,628
                                                               -----------        -----------
Noninterest Expense
     Compensation and benefits                                     795,924            626,246
     Occupancy and equipment                                       304,523            258,810
     Insurance and professional fees                                86,449             69,872
     Other                                                         147,551            152,872
                                                               -----------        -----------
                  Total noninterest expense                      1,334,447          1,107,800
                                                               -----------        -----------
                  Income before income taxes                       657,582            421,886

                  Income tax expense                               251,500            161,472
                                                               -----------        -----------
                  Net income                                   $   406,082        $   260,414
                                                               ===========        ===========
Basic Earnings Per Common Share                                $      0.42        $      0.26
                                                               ===========        ===========
Diluted Earnings Per Common Share                              $      0.42        $      0.26
                                                               ===========        ===========
Weighted Average Common Shares
Outstanding             Basic                                      958,142            984,442
                        Diluted                                    976,668            984,442

                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                 2001              2000
                                                                             ------------    ------------
Operating Activities
      Net income                                                             $    406,082    $    260,414
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                        (44,305)        (33,202)
            Premiums on investments                                                 1,577           1,141
      ESOP market value expense                                                    15,702           3,637
      Provision for losses on loans                                                60,000          60,000
      Deferred income taxes                                                       (17,200)        (29,900)
      Depreciation                                                                115,242          96,399
      Income taxes                                                                281,307         187,520
      Net change in miscellaneous assets                                           (7,529)       (275,404)
      Net change in miscellaneous liabilities                                      34,007         (32,396)
                                                                             ------------    ------------
            Net cash provided by operating activities                             844,883         238,209
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                 (7,615,756)     (1,120,487)
       Net change in loans receivable                                             551,229      (8,878,756)
       Principal repayments of mortgage-backed securities-held-to-maturity        160,564          65,041
       Purchase of Federal Home Loan Bank stock                                        --        (205,000)
       Purchases of property and equipment                                       (161,337)       (162,108)
                                                                             ------------    ------------
            Net cash used by investing activities                              (7,065,300)    (10,301,310)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                    8,823,033       4,784,607
      Net change in escrow funds                                                   (8,862)       (379,635)
      Purchase of common stock                                                 (1,705,187)             --
      Proceeds (payment) on FHLB advances                                        (550,000)      3,950,000
                                                                             ------------    ------------
              Net cash provided by financing activities                         6,558,984       8,354,972
                                                                             ------------    ------------
             Net increase (decrease) in cash and cash equivalents                 338,567      (1,708,129)

Cash and cash equivalents, beginning                                            2,759,671       4,392,623
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  3,098,238    $  2,684,494
                                                                             ============    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $         --    $      3,550
     Interest                                                                   1,672,483       1,451,072



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services with the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2001 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At September 30, 2001, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2001:

Tangible Capital:
         Actual                       $14,630,000               8.67%
         Required                       2,532,000               1.50
         Excess                       $12,098,000               7.17%

Core Capital:
         Actual                       $14,630,000               8.67%
         Required                       5,064,000               3.00
         Excess                       $ 9,566,000               5.67%

Risk-Based Capital:
         Actual                       $16,013,000              13.27%
         Required                       9,651,000               8.00
         Excess                       $ 6,362,000               5.27%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2001

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND SEPTEMBER 30, 2001

The Company's total assets increased by $7.3 million or 6.4% from $161.3 million at June 30, 2001 to $168.6 million at September 30, 2001. The increase in assets was due to interest-bearing deposit growth of $7.6 million.

Interest bearing deposits increased $7.6 million from $9.2 million at June 30, 2001 to $16.8 million at September 30, 2001. The increase during the quarter was primarily due to deposit growth. In October 2001 following the quarter end, $3.5 million of the funds was used to purchase adjustable rate mortgage backed securities. In the upcoming months, these funds may be used for paying down FHLB advances, seasonal deposit withdrawals, loan demand and other investment purchases. The balance of the Company's investment portfolio included mortgage-backed securities classified as "held to maturity" carried at amortized cost and estimated fair value of $2.1 million.

Net loans totaled $136.3 million at September 30, 2001 and $136.8 million at June 30, 2001. During the three months ended September 30, 2001, commercial mortgage loans increased $1.9 million and single family construction loans increased $1.3 million. The bank benefited from strong local purchase financing and loan refinancing. The loan growth in these areas offset a $3.1 million decrease in single family mortgage loans associated with the refinancing of portfolio loans into sold loans.

During the quarter, the Bank sold $11.8 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At September 30, 2001, loans held for sale were $357,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $1.4 million at September 30, 2001 and $1.3 million at June 30, 2001. At September 30, 2001 and June 30, 2001, the ratio of the allowance for loan losses to net loans was 1.01% and 0.99%, respectively. As of those dates the non-performing loans in the Bank's portfolio were $1.9 and $1.8 million, respectively. The total non-performing loans at September 30, 2001 include 33 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos. The largest non-performing loan totals $728,000 and is a business purpose loan secured by two single family residences and vacant land. No loss is expected on this loan. During the three months ended September 30, 2001, there were $25,000 of loans charged off and no recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

At September 30, 2001 deposits increased to $107.3 million from $98.5 million at June 30, 2001 or a net increase of 8.96%. Seasonal growth, competitive rates and stock market uncertainty fueled the growth. The increase funded investment in interest bearing deposits.

Advances from the Federal Home Loan Bank decreased to $43.6 million at September 30, 2001 from $44.1 million at June 30, 2001. Over the next few quarters, advances are expected to decrease as they mature and are paid off with interest bearing deposits.

In September 2001, the Bank completed the stock repurchase program that it commenced in November 2000. For the three months ended September 30, 2001, the Bank repurchased 106,783 shares at a cost of $1.7 million.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income. The Company's net income for the three months ended September 30, 2001 was $406,000 compared to $260,000 for the three months ended September 30 2000. The increase in net income resulted primarily from increased interest income and non-interest income which offset increased interest, compensation and occupancy expense.

Net Interest Income. Net interest income for the three months ended September 30, 2001 was $1.7 million compared to $1.4 million for the three months ended September 30, 2000. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The average yield on interest earning assets decreased from 8.53% for the three months ended September 30, 2000 to 8.45% for the three months ended September 30, 2001. The decrease was due to growth in low earning interest bearing deposits. The average cost of interest bearing liabilities also decreased from 4.93% for the three months ended September 30, 2000 to 4.75% for the three months ended September 30, 2001. The decrease in costs was due to falling deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.60% for the three months ended September 30, 2000 to 3.70% for the three months ended September 30, 2001.

Non-interest Income. Non-interest income was $431,000 for the three months ended September 30, 2001 as compared to $212,000 for the three months ended September 30, 2000. Loan origination growth from favorable mortgage loan interest rates increased income from loan sales. The increased loan activity also helped boost title and escrow fees from High Country Title and Escrow Company and other loan fees.

Non-interest Expenses. Non-interest expenses were $1.3 million for the three months ended September 30, 2001 as compared to $1.1 million for the three months ended September 30, 2000. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees associated with growth.

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

                           HIGH COUNTRY BANCORP, INC.

                           PART II - OTHER INFORMATION




     ITEM 1:      Legal Proceedings

                  None

     ITEM 2:      Changes in Securities and Use of Proceeds

                  None

     ITEM 3:      Defaults Upon Senior Securities

                  Not Applicable

     ITEM 4:      Submission of Matters to a Vote of Security Holders.

                  None

     ITEM 5:      Other Information

                  None

     ITEM 6:      Exhibits and Reports on Form 8-K

                  (a)   The following exhibit is filed herewith:
                        Exhibit 3.2 Bylaws of High Country Bancorp, Inc., as amended
                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001



     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               High Country Bancorp, Inc.
                                               Registrant

     Date     November 5, 2001                 /s/ Larry D. Smith
              ----------------                 ---------------------------------
                                               Larry D. Smith, President