Form 10QSB
period 2001-12-31
HIGH COUNTRY BANCORP INC
filed 2002-02-05
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  December 31, 2001

     Commission file number                 0-23409

                           High Country Bancorp, Inc.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Colorado                                             84-1438612
------------------------------                               ------------------
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

     Shares of common stock, $.01 par value outstanding as of February 1, 2002 913,409

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


     PART I - FINANCIAL INFORMATION

         Item 1:    Financial Statements

                    Consolidated Statements of Condition at June 30, 2000
                    and December 31, 2001                                     3

                    Statements  of  Consolidated  Income for the Three and
                    Six Months  Ended December 31, 2001 and 2000              4

                    Statements of Consolidated Cash Flows for the Six
                    Months Ended December 31, 2001 and 2000                   5

                    Notes to Financial Statements                           6-7

         Item 2:    Management's Discussion and Analysis or Plan of
                    Operations                                             8-11

     PART II - OTHER INFORMATION

         Item 1:    Legal Proceedings                                        12

         Item 2:    Changes in Securities and Use of Proceeds                12

         Item 3:    Defaults Upon Senior Securities                          12

         Item 4:    Submission of Matters to a Vote of Security Holders      12

         Item 5:           Other Information                                 12

         Item 6:           Exhibits and Reports on Form 8-K                  12

         Signature                                                           12

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                              December 31,      June 30,
                            ASSETS                               2001             2001
                                                            ------------------------------
Cash and amounts due from banks                             $   3,326,365    $   2,759,671
Interest-bearing deposits at other institutions                11,650,827        9,175,856
Mortgage-backed securities, held to maturity                    9,497,751        2,220,909
Loans receivable - net                                        134,455,535      135,916,318
Loans held for sale                                             1,098,500          917,500
Federal Home Loan Bank stock, at cost                           2,421,600        2,421,600
Accrued interest receivable                                     1,092,282        1,121,412
Property and equipment, net                                     6,174,703        6,111,907
Mortgage servicing rights                                          10,071           14,504
Prepaid expenses and other assets                                 884,175          508,187
Deferred income taxes                                             192,800          162,800
                                                            -------------    -------------
            TOTAL ASSETS                                    $ 170,804,609    $ 161,330,664
                                                            =============    =============

                    LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                    $ 110,003,101    $  98,517,228
Advances by borrowers for taxes and insurance                     244,990           29,724
Escrow accounts                                                 1,692,375        1,070,624
Accounts payable and other liabilities                            927,195          988,588
Advances from Federal Home Loan Bank                           42,383,332       44,124,999
Accrued income taxes payable                                       11,096           40,167
                                                            -------------    -------------
            TOTAL LIABILITIES                                 155,262,089      144,771,330
                                                            -------------    -------------

Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                             --               --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 913,409 (December 31, 2001) and
  1,028,992 shares (June 30, 2001)                                  9,134           10,290
Paid-in capital                                                 7,355,022        9,151,686
Retained earnings - substantially restricted                    8,886,426        8,215,667
Note receivable from ESOP Trust                                  (626,865)        (626,865)
Deferred MRP stock awards                                         (81,197)        (191,444)
                                                            -------------    -------------
            TOTAL EQUITY                                       15,542,520       16,559,334
                                                            -------------    -------------

            TOTAL LIABILITIES AND EQUITY                    $ 170,804,609    $ 161,330,664
                                                            =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  HIGH COUNTRY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                          Three Months Ended         Six Months Ended
                                                               December 31,            December 31,
                                                           2001         2000         2001         2000
                                                        ----------   ----------   ----------   ----------
Interest Income
      Interest on loans                                 $3,100,828   $2,917,611   $6,206,175   $5,640,910
      Interest on securities held-to-maturity               63,563       46,509       99,173       93,977
      Interest on other interest- bearing assets           104,781       54,414      243,192      102,733
                                                        ----------   ----------   ----------   ----------
                  Total interest income                  3,269,172    3,018,534    6,548,540    5,837,620
                                                        ----------   ----------   ----------   ----------
Interest Expense
      Deposits                                             924,925      901,663    1,910,480    1,739,405
      Federal Home Loan Bank advances                      662,102      677,201    1,334,747    1,280,487
                                                        ----------   ----------   ----------   ----------
                  Total interest expense                 1,587,027    1,578,864    3,245,227    3,019,892
                                                        ----------   ----------   ----------   ----------
                  Net interest income                    1,682,145    1,439,670    3,303,313    2,817,728

Provision for losses on loans                               55,000       75,000      115,000      135,000
                                                        ----------   ----------   ----------   ----------
                  Net interest income after provision
                        for loan losses                  1,627,145    1,364,670    3,188,313    2,682,728
                                                        ----------   ----------   ----------   ----------
Noninterest Income
      Service charges on deposits                           71,478       49,322      133,765       93,432
      Loans sold                                           292,015       65,677      479,844      101,281
      Title and escrow fees                                105,098       68,257      198,714      130,852
      Other                                                127,041       47,196      219,169      116,515
                                                        ----------   ----------   ----------   ----------
                  Total noninterest income                 595,632      230,452    1,031,492      442,080
                                                        ----------   ----------   ----------   ----------
Noninterest Expense
     Compensation and benefits                             858,980      628,070    1,654,904    1,254,316
     Occupancy and equipment                               325,253      267,002      629,776      525,812
     Insurance and professional fees                        60,671       61,461      147,119      131,333
     Other                                                 210,514      162,445      358,065      315,317
                                                        ----------   ----------   ----------   ----------
                  Total noninterest expense              1,455,418    1,118,978    2,789,864    2,226,778
                                                        ----------   ----------   ----------   ----------
                  Income before income taxes               767,359      476,144    1,429,941      898,030

                  Income tax expense                       293,000      186,800      544,500      348,272
                                                        ----------   ----------   ----------   ----------
                  Net income                            $  474,359   $  289,344   $  885,441   $  549,758
                                                        ==========   ==========   ==========   ==========
Basic Earnings Per Common Share                         $     0.56   $     0.29   $     0.98   $     0.56
                                                        ==========   ==========   ==========   ==========
Diluted Earnings Per Common Share                       $     0.54   $     0.29   $     0.96   $     0.56
                                                        ==========   ==========   ==========   ==========
Weighted Average Common Shares
Outstanding             Basic                              852,463      981,765      905,303      983,103
                        Diluted                            877,758      981,765      926,984      983,103

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                     2001             2000
                                                                                 -----------    ------------
Operating Activities
      Net income                                                                 $   885,441    $    549,758
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                          (145,194)        (69,368)
            Premiums on investments                                                    6,166           2,292
      Compensation expense on Management Recognition Plan                            128,830         118,457
      ESOP market value expense                                                       34,429          10,091
      Provision for losses on loans                                                  115,000         135,000
      Deferred income taxes                                                          (30,000)        (48,200)
      Depreciation                                                                   230,667         194,557
      Income taxes                                                                   (29,071)          5,977
      Net change in miscellaneous assets                                            (342,425)        (38,426)
      Net change in miscellaneous liabilities                                        153,873        (689,868)
                                                                                 -----------    ------------

            Net cash provided by operating activities                              1,007,716         170,270
                                                                                 -----------    ------------
Investing Activities
       Net change in interest bearing deposits                                    (2,474,971)     (1,007,395)
       Net change in loans receivable                                              1,309,977     (13,147,215)
       Purchases of mortgage-backed securities                                    (7,869,845)             --
       Principal repayments of mortgage-backed securities-held-to-maturity           586,837         136,143
       Redemption securities held to maturity                                             --         200,000
       Purchase of Federal Home Loan Bank stock                                           --        (429,600)
       Purchases of property and equipment                                          (293,463)       (209,011)
                                                                                 -----------    ------------
            Net cash used by investing activities                                 (8,741,465)    (14,457,078)
                                                                                 -----------    ------------
Financing Activities
      Net change in deposits                                                      11,485,873       4,526,503
      Net change in escrow funds                                                     621,751         291,416
      Purchase of common stock                                                    (1,850,832)       (165,037)
      Cash dividends paid                                                           (214,682)       (249,291)
      Proceeds (payment) on FHLB advances                                         (1,741,667)      8,593,333
                                                                                 -----------    ------------
              Net cash provided by financing activities                            8,300,443      12,996,924
                                                                                 -----------    ------------

             Net increase (decrease) in cash and cash equivalents                    566,694      (1,289,884)

Cash and cash equivalents, beginning                                               2,759,671       4,392,623
                                                                                 -----------    ------------
Cash and cash equivalents, ending                                                $ 3,326,365    $  3,102,739
                                                                                 ===========    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                       $   593,031    $    406,222
     Interest                                                                      3,269,296       3,027,756

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2001

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2001 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At December 31, 2001, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 2001:

Tangible Capital:
         Actual                        $15,170,000           8.88%
         Required                        2,563,000           1.50
         Excess                        $12,607,000           7.38%

Core Capital:
         Actual                        $15,170,000           8.88%
         Required                        5,126,000           3.00
         Excess                        $10,044,000           5.88%

Risk-Based Capital:
         Actual                        $16,588,000          13.80%
         Required                        9,613,000           8.00
         Excess                        $ 6,975,000           5.80%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2001

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2001

The Company's total assets increased by $9.5 million or 5.9% from $161.3 million at June 30, 2001 to $170.8 million at December 31, 2001. The increase in assets was due to mortgage-backed securities growth of $7.3 million and interest-bearing deposit growth of $2.5 million.

Interest bearing deposits increased $2.5 million from $9.2 million at June 30, 2001 to $11.7 million at December 31, 2001. The increase during the period was primarily due to deposit growth. In the upcoming months, these funds may be used for paying down FHLB advances, seasonal deposit withdrawals, loan demand and other investment purchases.

Mortgage-backed securities classified as "held to maturity" increased by $7.3 million from $2.2 million at June 30, to $9.5 million at December 31, 2001. The Bank purchased adjustable-rate GNMA and FHLMC mortgage backed securities in order to improve investment yields as compared to interest-bearing deposits and lower interest rate risk. At December 31, 2001 the securities had an estimated fair value of $9.4 million.

Net loans decreased $1.3 million from $136.8 million at June 30, 2001 to $135.6 December 31, 2001. During the six months ended December 31, 2001, a decrease in single family mortgage loans of $4.0 million was partially offset by increases of $2.7 million in commercial mortgage loans and $800,000 in single family construction loans. The decrease in single family mortgage loans was due to the refinancing of portfolio loans into sold loans. In the commercial and construction loan areas, the Bank benefited from strong local purchase financing, local construction activity and loan refinancing.

During the six months ended December 31, 2001, the Bank sold $30.8 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At December 31, 2001, loans held for sale were $1.1 million. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $1.4 million at December 31, 2001 and $1.3 million at June 30, 2001. At December 31, 2001 and June 30, 2001, the ratio of the allowance for loan losses to net loans was 1.05% and 0.99%, respectively. As of those dates the non-performing loans in the Bank's portfolio were $1.9 and $1.8 million, respectively. The total non-performing loans at December 31, 2001 included 35 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos. The largest non-performing loan totals $728,000 and is a business purpose loan secured by two single family residences and vacant land. No loss is expected on this loan. During the six months ended December 31, 2001, there were $45,000 of loans charged off and no recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

At December 31, 2001 deposits increased to $110.0 million from $98.5 million at June 30, 2001 or a net increase of 11.7%. Seasonal growth, competitive rates and stock market uncertainty fueled the growth. The increase funded investment in mortgage backed securities and interest bearing deposits.

Advances from the Federal Home Loan Bank decreased to $42.4 million at December 31, 2001 from $44.1 million at June 30, 2001. Over the next few quarters, advances are expected to decrease as they mature and are paid off with interest bearing deposits.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In September 2001, the Bank completed the stock repurchase program that it commenced in November 2000. On November 3, 2001, the Company announced a plan to repurchase up to 10% or 92,221 shares of the outstanding stock. Since November 3, 2001, the Bank has repurchased 8,800 shares at a cost of $146,000. For the six months ended December 31, 2001, the Bank repurchased 106,783 shares at a cost of $1.9 million. On November 19, 2001, the Company paid dividends of $0.25 per share.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net Income. The Company's net income for the three months ended December 31, 2001 was $474,000 compared to $289,000 for the three months ended December 31, 2000. The increase in net income resulted primarily from increased interest income and non-interest loan sale income which offset increased compensation, occupancy and other operating expense.

Net Interest Income. Net interest income for the three months ended December 31, 2001 was $1.7 million compared to $1.4 million for the three months ended December 31, 2000. The increase is attributed to increased interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The average yield on interest earning assets decreased from 8.74% for the three months ended December 31, 2000 to 8.18% for the three months ended December 31, 2001. The decrease was due to growth in low earning interest bearing deposits and mortgage backed securities. The average cost of interest bearing liabilities also decreased from 5.11% for the three months ended December 31, 2000 to 4.36% for the three months ended December 31, 2001. The decrease in costs was due to lower deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.63% for the three months ended December 31, 2000 to 3.82% for the three months ended December 31, 2001.

Provision for Losses on Loans. The provision for loan loss was $55,000 for the three months ended December 31, 2001 as compared to $75,000 for the three months ended December 31, 2000. The decline reflects the relative stability in the Bank's problem assets during the quarter.

Non-interest Income. Non-interest income was $596,000 for the three months ended December 31, 2001 as compared to $230,000 for the three months ended December 31, 2000. Loan origination growth from favorable mortgage loan interest rates increased income from loan sales. For the three months ended December 31, 2001, the Bank sold $19.0 million as compared to $2.4 million for the three months ended December 31, 2000. The increased loan activity also helped boost title and escrow fees from High Country Title and Escrow Company and other loan fees.

Non-interest Expenses. Non-interest expenses were $1.5 million for the three months ended December 31, 2001 as compared to $1.1 million for the three months ended December 31, 2000. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees associated with growth.

COMPARISON  OF OPERATING  RESULTS FOR THE SIX MONTHS ENDED  DECEMBER 31 2001 AND
2000

Net Income. The Company's net income for the six months ended December 31, 2001 was $885,000 compared to $550,000 for the six months ended December 31, 2000. The increase in net income resulted primarily from increased interest income and non-interest loan sale income which offset increased interest, compensation, occupancy and other operating expense.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Interest Income. Net interest income for the six months ended December 31, 2001 was $3.3 million compared to $2.8 million for the six months ended December 31, 2000. The increase is attributed to increase interest earned on interest earning assets due to loan growth less the increase in interest expense due to the increase in interest bearing liabilities. The average yield on interest earning assets decreased from 8.65% for the six months ended December 31, 2000 to 8.33% for the six months ended December 31, 2001. The decrease in yield is associated with the growth in lower earning interest bearing deposits and mortgage backed securities and lower rate loan refinances. The average cost of interest bearing liabilities also decreased from 5.03% for the six months ended December 31, 2000 to 4.56% for the six months ended December 31, 2001. The decrease in average cost is due to less reliance on higher costing FHLB advances and lower deposit rates. The interest rate spread increased from 3.62% for the six months ended December 31, 2000 to 3.77% for the six months ended December 31, 2001.

Non-interest Income. Non-interest income increased from $442,000 for the six months ended December 31, 2000 to $1.0 million for the six months ended December 31, 2001. The increase is primarily due to loan sales of $30.8 million for the six months ended December 31, 2001 compared to $6.3 million for the six months ended December 31, 2000. Title and escrow fees and other income also increased due to greater loan activity resulting from historically low mortgage loan interest rates.

Non-interest Expense. Non-interest expense increased from $2.2 million for the six months ended December 31, 2000 to $2.8 million for the six months ended December 31, 2001. The majority of the increase was in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees and other expenses due to growth.

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, loan demand in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which reflect management's analysis only as the date made. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of such statements.

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

                  None

     ITEM 3:      Defaults Upon Senior Securities

                  Not Applicable

     ITEM 4:      Submission of Matters to a Vote of Security Holders.

                  The Company held its annual meeting on October 30, 2001 in Salida, Colorado. At the meeting, Philip W. Harsh and Scott G. Erchul were reelected to three-year terms. The voting results were as follows:

                                                Votes For                    Withheld
                                            Number     Percent           Number     Percent
                                            -----------------------------------------------
                  Phillip W. Harsh          919,593    99.9%               530       0.1%
                  Scott G Erchul            918,023    99.7%             2,100       0.3%

                  There were 19,572 broker non-votes.

     ITEM 5:      Other Information

                  None

     ITEM 6:      Exhibits and Reports on Form 8-K

                  Form 8-K was filed November 5, 2001 reporting under Item 5 the commencement of a stock repurchase program to acquire up to 92,221 shares of the Company's common stock.


     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 High Country Bancorp, Inc.
                                                 Registrant

     Date     February 7, 2002                   /s/ Larry D. Smith
              ----------------                   -------------------------------
                                                 Larry D. Smith, President