Form 10QSB
period 2002-03-31
HIGH COUNTRY BANCORP INC
filed 2002-05-03
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

                 7360 West US Highway 50, Salida Colorado 81201
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

     Shares  of  common  stock,  $.01 par  value  outstanding  as of May 1, 2002
905,409

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated  Statements  of Condition at June 30, 2001
               and March 31, 2002                                           3

               Statements of  Consolidated  Income for the Three and
               Nine Months Ended March 31, 2002 and 2001                    4

               Statements of  Consolidated  Cash Flows for the
               Nine Months Ended March 31, 2002 and 2001                    5

               Notes to Financial Statements                                6-7

     Item 2:   Management's Discussion and Analysis or Plan of Operations   8-11

PART II - OTHER INFORMATION

     Item 1: Legal Proceedings                                                12

     Item 2: Changes in Securities and Use of Proceeds                        12

     Item 3: Defaults Upon Senior Securities                                  12

     Item 4: Submission of Matters to a Vote of Security Holders              12

     Item 5: Other Information                                                12

     Item 6: Exhibits and Reports on Form 8-K                                 12

     Signatures                                                               13

                                            HIGH COUNTRY BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                                        March 31,         June 30,
                           ASSETS                                                         2002              2001
                                                                                    -------------------------------
Cash and amounts due from banks                                                     $   2,711,946     $   2,759,671
Interest-bearing deposits at other institutions                                         7,179,689         9,175,856
Mortgage-backed securities, held to maturity                                           11,660,150         2,220,909
Securities, held to maturity                                                              303,218                --
Loans receivable - net                                                                137,483,080       135,916,318
Loans held for sale                                                                       455,250           917,500
Federal Home Loan Bank stock, at cost                                                   2,421,600         2,421,600
Accrued interest receivable                                                             1,262,671         1,121,412
Property and equipment, net                                                             6,117,775         6,111,907
Mortgage servicing rights                                                                   8,759            14,504
Prepaid expenses and other assets                                                         488,171           508,187
Deferred income taxes                                                                     196,000           162,800
                                                                                    -------------     -------------
            TOTAL ASSETS                                                            $ 170,288,309     $ 161,330,664
                                                                                    =============     =============
                   LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                            $ 111,201,821      $ 98,517,228
Advances by borrowers for taxes and insurance                                             103,453            29,724
Escrow accounts                                                                           936,744         1,070,624
Accounts payable and other liabilities                                                    890,779           988,588
Advances from Federal Home Loan Bank                                                   41,333,332        44,124,999
Accrued income taxes payable                                                               34,681            40,167
                                                                                    -------------     -------------
            TOTAL LIABILITIES                                                         154,500,810       144,771,330
                                                                                    -------------     -------------

Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                     --                --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 905,409 (March 31, 2002) and
  1,028,992 shares (June 30, 2001)                                                          9,054            10,290
Paid-in capital                                                                         7,238,038         9,151,686
Retained earnings - substantially restricted                                            9,248,469         8,215,667
Note receivable from ESOP Trust                                                          (626,865)         (626,865)
Deferred MRP stock awards                                                                 (81,197)         (191,444)
                                                                                    -------------     -------------
            TOTAL EQUITY                                                               15,787,499        16,559,334
                                                                                    -------------     -------------
            TOTAL LIABILITIES AND EQUITY                                            $ 170,288,309     $ 161,330,664
                                                                                    =============     =============

                           HIGH COUNTRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Three Months Ended                    Nine Months Ended
                                                                          March 31,                            March 31,
                                                                   2002               2001               2002             2001
                                                               -----------         -----------       -----------      -----------
Interest Income
      Interest on loans                                        $ 2,918,427         $ 3,069,164       $ 9,124,603      $ 8,710,074
      Interest on securities held-to-maturity                      103,177              43,787           202,350          137,764
      Interest on other interest- bearing assets                    61,011              51,925           304,203          154,658
                                                               -----------         -----------       -----------      -----------
                  Total interest income                          3,082,615           3,164,876         9,631,156        9,002,496
                                                               -----------         -----------       -----------      -----------
Interest Expense
      Deposits                                                     811,514             943,913         2,721,993        2,683,318
      Federal Home Loan Bank advances                              618,916             712,259         1,953,663        1,992,746
                                                               -----------         -----------       -----------      -----------
                  Total interest expense                         1,430,430           1,656,172         4,675,656        4,676,064
                                                               -----------         -----------       -----------      -----------
                  Net interest income                            1,652,185           1,508,704         4,955,500        4,326,432

Provision for losses on loans                                       60,000              90,000           175,000          225,000
                                                               -----------         -----------       -----------      -----------
                  Net interest income after provision
                        for loan losses                          1,592,185           1,418,704         4,780,500        4,101,432
                                                               -----------         -----------       -----------      -----------
Noninterest Income
      Service charges on deposits                                   64,809              54,246           198,574          147,678
      Loans sold                                                   204,903             110,768           684,747          212,049
      Title and escrow fees                                         78,635              77,717           277,348          208,569
      Other                                                         97,336              60,093           316,505          176,608
                                                               -----------         -----------       -----------      -----------
                  Total noninterest income                         445,683             302,824         1,477,174          744,904
                                                               -----------         -----------       -----------      -----------
Noninterest Expense
     Compensation and benefits                                     850,038             686,389         2,504,943        1,940,705
     Occupancy and equipment                                       327,638             290,121           957,414          815,933
     Insurance and professional fees                                65,246              53,290           212,365          184,623
     Other                                                         188,503             162,414           546,568          477,731
                                                               -----------         -----------       -----------      -----------
                  Total noninterest expense                      1,431,425           1,192,214         4,221,290        3,418,992
                                                               -----------         -----------       -----------      -----------
                  Income before income taxes                       606,443             529,314         2,036,384        1,427,344

                  Income tax expense                               244,400             202,204           788,900          550,476
                                                               -----------         -----------       -----------      -----------
                  Net income                                   $   362,043         $   327,110       $ 1,247,484      $   876,868
                                                               ===========         ===========       ===========      ===========
Basic Earnings Per Common Share                                $      0.42         $      0.33       $      1.40           $ 0.89
                                                               ===========         ===========       ===========      ===========

Diluted Earnings Per Common Share                              $      0.41         $      0.33       $      1.37           $ 0.89
                                                               ===========         ===========       ===========      ===========
Weighted Average Common Shares
Outstanding             Basic                                      853,337             979,528           887,981          981,912
                        Diluted                                    880,870             993,185           911,497          981,912

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                                 2002             2001
                                                                             ------------    ------------
Operating Activities
      Net income                                                             $  1,247,484    $    876,868
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                       (207,589)       (109,539)
            Premiums on investments                                                34,204           3,656
      Compensation expense on Management Recognition Plan                         128,830         118,457
      ESOP market value expense                                                    53,365          23,872
      Provision for losses on loans                                               175,000         225,000
      Deferred income taxes                                                       (33,200)        (83,700)
      Depreciation                                                                352,526         297,242
      Income taxes                                                                 (5,486)         41,074
      Net change in miscellaneous assets                                         (115,498)       (173,228)
      Net change in miscellaneous liabilities                                     (24,080)       (531,171)
                                                                             ------------    ------------

            Net cash provided by operating activities                           1,605,556         688,531
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                  1,996,167      (2,856,051)
       Net change in loans receivable                                          (1,071,923)    (17,882,059)
       Purchases of mortgage-backed securities                                (10,924,006)             --
       Purchases of securities held to maturity                                  (303,218)             --
       Principal repayments of mortgage-backed securities-held-to-maturity      1,450,561         274,008
       Redemption securities held to maturity                                          --         200,000
       Purchase of Federal Home Loan Bank stock                                        --        (564,600)
       Purchases of property and equipment                                       (358,394)       (310,927)
                                                                             ------------    ------------
            Net cash used by investing activities                              (9,210,813)    (21,139,629)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                   12,684,593      10,549,855
      Net change in escrow funds                                                 (133,880)        152,296
      Purchase of common stock                                                 (1,986,832)       (474,567)
      Cash dividends paid                                                        (214,682)       (249,291)
      Proceeds (payment) on FHLB advances                                      (2,791,667)      9,143,333
                                                                             ------------    ------------
              Net cash provided by financing activities                         7,557,532      19,121,626
                                                                             ------------    ------------
             Net increase (decrease) in cash and cash equivalents                 (47,725)     (1,329,472)

Cash and cash equivalents, beginning                                            2,759,671       4,392,623
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  2,711,946    $  3,063,151
                                                                             ============    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $    823,228    $    606,953
     Interest                                                                   4,695,856       4,674,991

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services with the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2001, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2001 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At March 31, 2002, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2002:

Tangible Capital:
         Actual                        $15,562,000               9.13%
         Required                        2,556,000               1.50
         Excess                        $13,006,000               7.63%

Core Capital:
         Actual                        $15,562,000               9.13%
         Required                        5,113,000               3.00
         Excess                        $10,449,000               6.13%

Risk-Based Capital:
         Actual                        $17,036,000              14.04%
         Required                        9,711,000               8.00
         Excess                        $ 7,325,000               6.04%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2002

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND MARCH 31, 2002

The Company's total assets increased by $9.0 million or 5.6% from $161.3 million at June 30, 2001 to $170.3 million at March 31, 2002. The increase in assets was due to mortgage-backed securities growth of $9.4 million and loan growth of $1.1 million.

Interest bearing deposits decreased $2.0 million from $9.2 million at June 30, 2001 to $7.2 million at March 31, 2002. The deposits were used to fund mortgage-backed securities purchases and pay down FHLB advances. In the upcoming months, additional deposits may be used for paying down FHLB advances, seasonal deposit withdrawals, loan demand and other investment purchases.

Mortgage-backed securities classified as "held to maturity" increased by $9.4 million from $2.2 million at June 30, to $11.7 million at March 31, 2002. The Bank purchased adjustable-rate GNMA and FHLMC mortgage backed securities in order to improve investment yields as compared to interest-bearing deposits and lower interest rate risk. At March 31, 2002 the securities had an estimated fair value of $11.5 million.

The Bank purchased $300,000 in local municipal bonds in March 2002. The bonds are classified as "held to maturity." At March 31, 2002 the securities had an estimated fair value of $300,000.

Net loans increased $1.1 million from $136.8 million at June 30, 2001 to $137.9 million at March 31, 2002. During the nine months ended March 31, 2002, increases of $3.8 million in commercial mortgage loans, $1.7 million in commercial non-mortgage loans and $1.6 million in single family construction loans offset a decrease of $5.2 million in single family mortgage loans and $1.1 million in auto loans. In the commercial and construction loan areas, the Bank benefited from strong local purchase financing, local construction activity and loan refinancing. The decrease in single family mortgage loans and consumer loans was due to the refinancing of portfolio loans into loans that were sold.

During the nine months ended March 31, 2002, the Bank sold $43.5 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At March 31, 2002, loans held for sale were $455,000. The loans are valued at the lower of cost or market.

The allowance for loan losses totaled $1.5 million at March 31, 2002 and $1.3 million at June 30, 2001. At March 31, 2002 and June 30, 2001, the ratio of the allowance for loan losses to net loans was 1.07% and 0.99%, respectively. As of those dates the non-performing loans in the Bank's portfolio were $3.0 and $1.8 million, respectively. The increase in non-performing loans is primarily due to the addition of five loans secured by commercial real estate and vacant land. The largest non-performing loan totals $728,000 and is a business purpose loan secured by two single family residences and vacant land. No loss is expected on this loan. The total non-performing loans at March 31, 2002 included 34 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos. During the nine months ended March 31, 2002, there were $49,000 of loans charged off and no recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

At March 31, 2002 deposits increased to $111.2 million from $98.5 million at June 30, 2001 or a net increase of 12.9%. Competitive rates and stock market uncertainty fueled the growth. The increase

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

funded investment in mortgage-backed securities and loans and the pay down of Federal Home Loan Bank advances.

Advances from the Federal Home Loan Bank decreased to $41.3 million at March 31, 2002 from $44.1 million at June 30, 2001. Funds from deposit growth and interest-bearing deposits were used to pay-off maturing advances.

In September 2001, the Bank completed the stock repurchase program that it commenced in November 2000. On November 3, 2001, the Company announced a plan to repurchase up to 10% or 92,221 shares of the outstanding stock. Since November 3, 2001, the Bank has repurchased 16,800 shares at a cost of $282,000. For the nine months ended March 31, 2002, the Bank repurchased 123,583 shares at a cost of $2.0 million. On November 19, 2001, the Company paid dividends of $0.25 per share.


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

Net Income. The Company's net income for the three months ended March 31, 2002 was $362,000 compared to $327,000 for the three months ended March 31, 2001. The increase in net income resulted primarily from increased interest income and non-interest loan sale income which offset increased compensation, occupancy and other operating expense.

Net Interest Income. Net interest income for the three months ended March 31, 2002 was $1.7 million compared to $1.5 million for the three months ended March 31, 2001. Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets. The average yield on interest earning assets decreased from 8.71% for the three months ended March 31, 2001 to 7.71% for the three months ended March 31, 2002. The decrease was due to growth in low earning interest bearing deposits, mortgage backed securities and loan refinancing at lower rates. The average cost of interest bearing liabilities also decreased from 5.02% for the three months ended March 31, 2001 to 3.94% for the three months ended March 31, 2002. The decrease in costs was due to lower deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.69% for the three months ended March 31, 2001 to 3.77% for the three months ended March 31, 2002.

Provision for Losses on Loans. The provision for loan loss was $60,000 for the three months ended March 31, 2002 as compared to $90,000 for the three months ended March 31, 2001. The decline reflects the specific commercial real estate loans which increased non-performing loans for the three months ended March 31, 2002. Although non-performing loans increased by $1.1 million during the quarter, the Bank does not expect significant losses on the new loans.

Non-interest Income. Non-interest income was $446,000 for the three months ended March 31, 2002 as compared to $303,000 for the three months ended March 31, 2001. Loan origination growth from favorable mortgage loan interest rates increased income from loan sales. For the three months ended March 31, 2002, the Bank sold $12.6 million of loans as compared to $8.0 million for the three months ended March 31, 2001.

Non-interest Expenses. Non-interest expenses were $1.4 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees associated with growth.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2002 AND
2001

Net Income. The Company's net income for the nine months ended March 31, 2002 was $1.2 million compared to $877,000 for the nine months ended March 31, 2001. The increase in net income resulted primarily from increased interest income and non-interest loan sale income which offset increased compensation, occupancy and other operating expense.

Net Interest Income. Net interest income for the nine months ended March 31, 2002 was $5.0 million compared to $4.3 million for the nine months ended March 31, 2001. The increase is attributed to increase interest earned on interest earning assets due to loan growth. Interest expense was relatively unchanged due to an offset in the increase in interest bearing liabilities by lower interest costs. The average yield on interest earning assets decreased from 8.66% for the nine months ended March 31, 2001 to 8.13% for the nine months ended March 31, 2002. The decrease in yield is associated with the growth in lower earning interest bearing deposits and mortgage backed securities and lower rate loan refinances. The average cost of interest bearing liabilities also decreased from 5.02% for the nine months ended March 31, 2001 to 4.36% for the nine months ended March 31, 2002. The decrease in average cost is due to less reliance on higher costing FHLB advances and lower deposit rates. The interest rate spread increased from 3.64% for the nine months ended March 31, 2001 to 3.77% for the nine months ended March 31, 2002.

Non-interest Income. Non-interest income increased from $745,000 for the nine months ended March 31, 2001 to $1.5 million for the nine months ended March 31, 2002. The increase is primarily due to loan sales of $43.5 million for the nine months ended March 31, 2002 compared to $14.3 million for the nine months ended March 31, 2001. Title and escrow fees and other income also increased due to greater loan activity resulting from historically low mortgage loan interest rates.

Non-interest Expense. Non-interest expense increased from $3.4 million for the nine months ended March 31, 2001 to $4.2 million for the nine months ended March 31, 2002. The majority of the increase was in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees and other expenses due to growth.

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

                  None

     ITEM 5:      Other Information

                  None

     ITEM 6:      Exhibits and Reports on Form 8-K

                  None

                                    SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HIGH COUNTRY BANCORP, INC.
                                         Registrant

     Date     May 3, 2002                /s/ Larry D. Smith
              -----------                -------------------------------------
                                         Larry D. Smith
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)



     Date     May 3, 2002                /s/ Frank L. DeLay
              -----------                -------------------------------------
                                         Frank L. DeLay
                                         Chief Financial Officer
                                         (Principal Financial Officer)