Form 10KSB
period 2002-06-30
HIGH COUNTRY BANCORP INC
filed 2002-09-27
CIK 1044676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                 ______________
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the Fiscal Year Ended June 30, 2002.
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to __________

                         Commission File Number: 0-23409
                                                 -------

                           HIGH COUNTRY BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          COLORADO                                           84-1438612
--------------------------------                         -------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

7360 WEST US HIGHWAY 50, SALIDA, COLORADO                      81201
-----------------------------------------                    ----------
(Address of Principal Executive Offices)                     (Zip Code)

         Issuer's Telephone Number, Including Area Code: (719) 539-2516
                                                          -------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State registrant's revenues for its most recent fiscal year: $14,618,481

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($19.60 per share on September 16, 2002), was approximately $10,181,357. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of September 16, 2002, there were issued and outstanding 905,409 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format (check one): YES     NO X
                                                                   ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002 (Parts II and III).

     2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL

     HIGH COUNTRY BANCORP, INC. High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado in August 1997 for the purpose of becoming a savings and loan holding company for Salida Building and Loan Association which changed its name to High Country Bank (the "Bank") in February 2000. On December 9, 1997, the Bank consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 1,322,500 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $13.2 million and net proceeds of $12.7 million. The Company purchased all of the capital stock of the Bank with $5.8 million of the offering proceeds. On May 24, 1999, the Company announced that it was commencing a stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 132,250 shares, over a 12-month period. On March 20, 2000, the Company announced a second stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 119,025 shares, over a 12-month period. On November 8, 2000, the Company announced a third stock repurchase program to acquire up to 10% of the Company's outstanding shares of common stock, or up to 107,123 shares over a twelve month period. These repurchase programs, all of which have been completed, resulted in the repurchase of 400,291 shares of Company Common Stock. On November 5, 2001, the Company announced a fourth stock repurchase program to acquire up to 10% of the Company's outstanding shares of Common Stock, or up to 92,221. Through September 15, 2002, 16,800 shares have been repurchased.

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

     The Company's executive offices are located at 7360 West US Highway 50, Salida, Colorado. Its telephone number is (719) 539-2516.

     HIGH  COUNTRY  BANK.  The  Bank  is a  federal  stock  savings  association operating through offices located in the towns of Salida, Buena Vista and Leadville, Colorado and serving Chaffee, Lake, Western Fremont and Saguache
Counties in Colorado. The Bank was chartered in 1886 as the first state-chartered building and loan association in Colorado. The Bank received federal insurance of its deposit accounts and became a member of the Federal Home Loan Bank ("FHLB") of Topeka in 1937. The Bank became a federally chartered association on August 16, 1993 under the name of Salida Building and Loan Association. Effective December 9, 1997, the Bank became a stock savings association. In February 2000, the Bank changed its name to "High Country Bank." The Bank's subsidiary, High Country Title and Escrow Company, offers title insurance and escrow closing services within the Bank's market area. At June 30, 2002, the Bank had total assets of $176.6 million, loans receivable (net) of $143.8 million, total deposits of $116.2 million and stockholders' equity of $16.1 million.

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

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the FHLB of Topeka, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal

Reserve Board") governing reserves to be maintained and certain other matters. Regulations significantly affect the operations of the Bank. See "-- Regulation of the Bank."

     The Bank's executive offices are located at 7360 West US Highway 50, Salida, Colorado 81201-0309 and its main telephone number is (719) 539-2516.

LENDING ACTIVITIES

     GENERAL. The Bank's loan portfolio, net, totaled $143.8 million at June 30, 2002, representing 81.45% of total assets at that date. Substantially all loans are originated in the market area. At June 30, 2002, $59.8 million, or 40.11% of the Bank's gross loan portfolio consisted of one- to four-family, residential mortgage loans. Other loans secured by real estate include commercial real estate loans which amounted to $35.5 million or 23.84% of the gross loan portfolio and land and land development loans, which amounted to $11.2 million or 7.54% of the gross loan portfolio at June 30, 2002. The Bank also originates commercial business loans and consumer loans, most of which are automobile loans. At June 30, 2002, consumer loans totaled $13.7 million, or 9.17% of the gross loan portfolio, and commercial business loans totaled $18.6 million or 12.48% of the gross loan portfolio.

     LOAN PORTFOLIO COMPOSITION. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2002, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                              At June 30,
                                                             ---------------------------------------------------
                                                                     2002                            2001
                                                             ----------------------          -------------------
                                                               Amount          %              Amount         %
                                                             ---------      -------          --------      -----
                                                                            (Dollars in thousands)
Mortgage Loans:
  One- to four-family.....................................    $ 59,809      41.58%           $ 63,081      46.10%
  Commercial..............................................      35,549      24.71              29,563      21.61
  Construction............................................       9,412       6.54               9,060       6.62
  Land and land development...............................      11,244       7.82               8,678       6.34
                                                              --------     ------            --------     ------
     Total mortgage loans.................................     116,014      80.65             110,382      80.67
                                                              --------     ------            --------     ------
Consumer loans............................................      13,677       9.51              14,597      10.67
Loans on savings accounts.................................         767       0.53                 740       0.54
Commercial loans..........................................      18,611      12.94              16,065      11.74
Other loans...............................................          59       0.04                  50       0.04
                                                              --------     ------            --------     ------
     Total loans..........................................     149,128     103.67             141,834     103.66
                                                              --------     ------            --------     ------
Less:
  Undisbursed loans in process............................       3,195       2.22               3,026       2.21
  Deferred fees and discounts.............................         611       0.42                 626       0.46
  Allowance for losses....................................       1,485       1.03               1,348       0.99
                                                              --------     ------            --------     ------
Loan portfolio, net.......................................    $143,837     100.00%           $136,834     100.00%
                                                              ========     ======            ========     ======

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                              Due after
                                       Due during             1 through             Due after
                                     the year ending        5 years after         5 years after
                                      June 30, 2003         June 30, 2003         June 30, 2003          Total
                                     ---------------        -------------         --------------         -----
                                                                     (In thousands)
Mortgage loans:
  One-to four-family................   $    2,266             $   7,507             $  50,036          $ 59,809
  Commercial........................        7,296                23,049                 5,204            35,549
  Construction......................        9,412                    --                    --             9,412
  Land and land development.........        4,604                 6,640                    --            11,244
                                       ----------             ---------             ---------          --------
     Total..........................   $   23,578             $  37,196             $  55,240          $116,014
                                       ==========             =========             =========          ========

     The next table sets forth at June 30, 2002, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                                        Predetermined                 Floating or
                                                            Rates                 Adjustable Rates
                                                        --------------            ----------------
                                                                    (In thousands)
Mortgage loans:
   One-to four-family................................     $ 45,818                    $ 13,991
   Commercial........................................       32,944                       2,605
   Construction......................................        9,412                          --
   Land and land development.........................        8,950                       2,294
                                                          --------                    --------
     Total...........................................     $ 97,124                    $ 18,890
                                                          ========                    ========

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

     LOAN FEES AND SERVICING. The Bank receives fees in connection with loan applications, late payments and for miscellaneous services related to its loans. The Bank also charges a fee on loan originations ranging from 1.00% to 2.00% of the principal base. As of June 30, 2002, the Bank serviced $2.9 million in loans for the Federal Home Loan Mortgage Corporation ("FHLMC").

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 2002, $59.8 million, or 41.6%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $14.0 million, or 23.4%, carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $100,000.

     The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). For the year ended June 30, 2002, the Bank increased ARM originations significantly through competitive pricing in comparison with fixed-rate mortgage loans. The one- to four-family residential ARM loans increased from $4.2 million at June 30, 2001 to $14.0 million at June 30, 2002. Most fixed-rate mortgage loans are originated for terms of 15 or 30 years. ARMs are originated for terms of up to 30 years. The Bank's ARMs have interest rates that adjust every year, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the rate on one-year U.S. Treasury securities, adjusted to a constant maturity. The current margin is two and one-half percentage points. Historically, all loans originated by the Bank have been retained in the Bank's loan portfolio. The Bank began selling new loans to the FHLMC in April 1999. For the years ended June 30, 2002 and 2001, the Bank sold fixed-rate loans of $50.9 million and $28.0 million, respectively, to the FHLMC.

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

     The Bank also originates second mortgage loans and home equity lines of credit primarily for its existing one- to four-family first mortgage customers. At June 30, 2002, $9.7 million or 6.75% of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Home equity loans are underwritten with terms of 20 years with an adjustable rate. Second mortgages and home equity loans are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens.

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

     Loan proceeds are disbursed during the construction phase (a maximum of 12 months) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 2002, $9.4 million, or 6.31%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately 80% of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

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

     LAND AND LAND DEVELOPMENT LOANS. The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale, and loans secured by raw land, such as cattle ranching acreage. Such loans are secured by a lien on the property, are generally limited to 70% of the developed value of the secured property and are typically made for a period of one-year, renewable based on negotiations with the Bank. Most land development loans are expected to be fully paid off five years after the original date of the loan. The Bank generally requires semi-annual interest payments during the term of the land loan. The amount of funds available under the Bank's land loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are developed, sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 2002, the Bank had $11.2 million of land development loans, which constituted 7.54% of the gross loan portfolio at such date. This total includes one loan of $2.3 million, which is the Bank's largest outstanding loan. The Bank originated $5.1 million and $6.8 million in land development loans during fiscal 2002 and fiscal 2001, respectively. The 2002 fiscal year originations included land development loans of $1.1 million and $1.0 million. Land development loans generally involve a higher degree of risk than residential mortgage lending in that there are large loan balances to single borrowers, and the initial estimate of the property value at completion may be inaccurate due to market variations and the difficulty in selling lots for home building. The success of such land development projects is sensitive to changes in supply and demand conditions in the local housing market, as well as regional and economic conditions generally.

     COMMERCIAL REAL ESTATE LOANS. At June 30, 2002, loans secured by commercial real estate properties totaled $35.5 million, and represented 24.71% of the Bank's loan portfolio. Commercial real estate loans are secured by ranches, motels, small office buildings and retail stores and other nonresidential property. Some of the Bank's commercial real estate loans are made to local businesses connected to the tourism and recreational rafting industries, which predominate in the Bank's primary market area. At June 30, 2002, the Bank's three of the six largest loans were a $1.3 million loan secured by a motel, a $1.1 million loan secured by a cattle ranch and a $1.1 million loan secured by a motel in Salida, Colorado. Substantially all of the Bank's commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 2002.

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

     With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 2002, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $2.6 million. At June 30, 2002, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $2.4 million and consisted of four loans, including a $949,000 commercial loan and a $848,000 commercial real estate loan secured by real estate located in Salida, Colorado. The largest single loan outstanding was a $2.3 million loan secured by a land development property, which is discussed above.

     COMMERCIAL BUSINESS LOANS. At June 30, 2002, the Bank had $18.6 million in commercial business loans which represented 12.48% of the Bank's gross loan portfolio. The Bank is permitted to invest up to 20% of its assets in commercial loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area, including those connected to the tourism industry, such as recreational vehicle ("RV") dealers, rafting companies and other tourist-related businesses. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. From time to time, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. At June 30, 2002, the Bank had a dealer floor-plan loan of $1.7 million and an inventory/equipment loan of $949,000 to a rafting and retail company. Commercial business loans usually carry a fixed-rate and generally are underwritten for a maximum of five years.

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

     CONSUMER LOANS. The Bank's consumer loans, which totaled $14.5 million or 9.73% of the gross loan portfolio at June 30, 2002, includes primarily loans secured by deposit accounts, automobile loans and other personal loans, which represented 0.53%, 9.51%and 0.04% of its total loan portfolio, respectively, at June 30, 2002. The Bank also makes RV and boat loans, tractor loans and home improvement loans pursuant to its consumer lending authority.

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

     Secured loans in amounts of up to $300,700 may be approved by two members of the Bank's loan committee. All loans in excess of $500,000 must be approved by the Board of Directors. Branch Managers may approve consumer loans of up to $10,000, or up to $30,000 with the approval of the consumer loan officer. Consumer loans of up to $100,000 may be approved by two members of the loan committee, while consumer loans over $100,000 must be approved by four members of the loan Committee. Commercial loans of up to $100,000 may be approved by two members of the loan committee, while such loans over $100,000 to $500,000 are approved by three loan committee members and loans of $500,000 or over go to the full Board.

     Loan applicants are promptly notified in writing of the Bank's decision. If the loan is approved, the notification will provide that the Bank's commitment will generally terminate within 30 days of the approval. It has been the Bank's experience that substantially all approved loans are funded.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Historically, most loans originated by the Bank have been held in the Bank's portfolio until maturity. Beginning in April 1999, the Bank began ongoing sales of new fixed-rate single-family residential terms to the FHLMC. The sales to the FHLMC were done to increase fee income, lower interest rate risk and compete with mortgage bankers.

     The following table sets forth certain information with respect to the Bank's loan origination activity for the periods indicated. The Bank purchased one loan in the 2002 fiscal year.

                                                                      At June 30,
                                                              --------------------------
                                                                2002              2001
                                                              ---------         --------
                                                                      (In thousands)
Net loans, beginning of period..............................  $ 136,834         $119,898

Origination by type:
-------------------

Mortgage loans:
   One- to four-family......................................     90,401           45,055
   Commercial...............................................     11,837           13,593
   Land development.........................................      5,089            6,773
Consumer loans..............................................      9,251            9,418
Loans on savings accounts...................................        822              633
Commercial loans............................................      9,140           10,420
                                                              ---------         --------
     Total loans originated.................................    126,540           85,892
                                                              ---------         --------
Loans purchased.............................................         50               --
Loans sold..................................................    (50,882)         (28,044)
                                                              ---------         --------
Repayments..................................................    (68,414)         (41,245)
                                                              ---------         --------
Decrease (increase) in other items, net.....................       (291)             333
                                                              ---------         --------
     Net increase (decrease) in loans receivable, net.......      7,003           16,936
                                                              ---------         --------
Net loans, end of period....................................  $ 143,837         $136,834
                                                              =========         ========

     NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5.0% of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements included in the Company's 2002 Annual Report to Stockholders.

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

                                                                      At June 30,
                                                              --------------------------
                                                                2002              2001
                                                              ---------         --------
                                                                      (In thousands)
Loans accounted for on a nonaccrual basis:
 Real estate:
    One- to four-family.....................................   $     --         $    124
    Commercial..............................................         --              220
    Land development........................................         --               12
 Consumer...................................................         63              112
 Commercial.................................................        257              253
 Other......................................................         --               --
                                                               --------         --------
        Total...............................................        320              721
                                                               --------         --------
Accruing loans delinquent 90 days or more:
 Real estate:
    One- to four-family.....................................   $    360         $     --
    Commercial..............................................        729              401
    Land development........................................        218              660
 Consumer...................................................         --               --
 Commercial.................................................         --               --
 Other......................................................         --               --
                                                               --------         --------
        Total...............................................      1,307            1,061
                                                               --------         --------
            Total nonperforming loans.......................      1,627            1,782
                                                               --------         --------
Repossessed assets..........................................         69                7
                                                               --------         --------
Total nonperforming assets..................................   $  1,696         $  1,789
                                                               ========         ========
Total nonperforming loans as a
  percentage of total net loans.............................      1.18%             1.31%
                                                               ========         ========
Total nonperforming assets as a
  percentage of total assets................................      0.96%             1.11%
                                                               ========         ========

     At June 30, 2002, the Bank had $1.6 million in loans outstanding that were classified as nonperforming, of which $218,000 were land loans, $729,000 were commercial real estate loans, $257,000 were commercial loans, $360,000 were by one- to four-family loans and $63,000 were automobile loans. The largest nonperforming loan of $729,000 is secured by a commercial purpose loan secured by two single-family residences. During 2002, the Bank's primary lending area was and continues to be affected by a major drought. This drought and nearby forest fires negatively impacted the local tourism economy during the summer of 2002. Local businesses affected include local motels, rafting companies and retailers. The Bank's largest borrower, whose primary business is rafting, has experienced significantly reduced sales. Although as of June 30, 2002, the loans to the largest borrower and other local tourism related businesses were not included with the nonperforming loans, management believes that because of the drought a number of these loans may eventually be disclosed as nonaccrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or reclassification. At June 30, 2002, the Bank had $3.5 million in assets classified as special mention, $2.9 million in assets classified as substandard, $187,000 in assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During fiscal 2002, the Bank increased its allowance for loan losses by $236,000 to $1.5 million at June 30, 2002. The Bank took this action due to the continued increase in commercial real estate and commercial business loans and due to the local drought which affected local businesses.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                 Year Ended June 30,
                                                               -----------------------
                                                                2002              2001
                                                               -----              ----
                                                                (Dollars in thousands)
Balance at beginning of period..............................  $   1,348         $  1,003
                                                              ---------         --------
Charge-offs:
  Real estate:
    One- to four-family.....................................         --               --
    Multi-family............................................         --               --
    Non-residential.........................................         --               --
    Construction............................................         --               --
  Consumer..................................................        (78)             (41)
  Commercial................................................        (27)              --
  Other.....................................................         --               --
                                                              ---------         --------
                                                                   (105)             (41)
                                                              ---------         --------
Recoveries..................................................          6                1
                                                              ---------         --------
Net recoveries (charge-offs)................................        (99)             (40)
                                                              ---------         --------
Additions charged to operations.............................        236              385
                                                              ---------         --------
Balance at end of period....................................  $   1,485         $  1,348
                                                              =========         ========
Allowance for loan losses to total
  nonperforming loans at end of period......................     91.27%            75.64%
                                                              =========         ========
Allowance for loan losses to net loans
  at end of period..........................................      1.03%             0.99%
                                                              =========         ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                          June 30,
                                                     -------------------------------------------------------
                                                             2002                          2001
                                                     ---------------------------  --------------------------
                                                                     Percent of                  Percent of
                                                                      Loans to                     Loans to
                                                                    Category to                  Category to
                                                       Amount       Total Loans     Amount       Total Loans
                                                       ------       -----------     ------       -----------
                                                                     (Dollars in thousands)
Mortgage loans:
   Residential.....................................  $      61           4.11%    $    100             7.42%
   Commercial......................................        164          11.04          175            12.98
   Land............................................          8           0.54           19             1.41
Consumer loans.....................................        275          18.52          292            21.66
Commercial loans...................................        977          65.79          762            56.53
                                                     ---------         ------     --------           ------
                                                     $   1,485         100.00%    $  1,348           100.00%
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

     Pursuant to SFAS No. 115, the Bank had no securities classified as "available for sale" at June 30, 2002 and 2001. Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     INTEREST BEARING DEPOSITS. Interest bearing deposits represent deposits at the FHLB of Topeka. At June 30, 2002, the Bank's deposits included $5.8 million in overnight deposits and $2.8 million in an interest-earning demand deposit account. In the upcoming months, these funds may be used for FHLB advance repayment, seasonal deposit withdrawals, loan demand and investment purchases.

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

     The Bank's mortgage-backed securities portfolio consists solely of $10.3 million in mortgage-backed securities of which $5,000 had fixed interest rates and $10.3 million had adjustable interest rates at June 30, 2002. The large increase from the previous years was from reinvesting excess liquidity resulting from loan sales and increasing deposits. The Bank makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                                      At June 30,
                                                              --------------------------
                                                                2002              2001
                                                              ---------         --------
                                                                      (In thousands)
County bonds................................................  $     303         $     --
Interest-bearing deposits...................................      8,590            9,176
Mortgage-backed securities..................................     10,307            2,221
Federal Home Loan Bank stock................................      2,422            2,422
                                                              ---------         --------
      Total.................................................  $  21,622         $ 13,819
                                                              =========         ========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 2002.

                                    One Year or Less     One to Five Years    Over Five Years    Total Investment Portfolio
                                   ------------------    ------------------   -----------------  --------------------------
                                             Weighted              Weighted           Weighted                   Weighted
                                   Book      Average     Book      Average    Book     Average      Book          Average
                                   Value      Yield      Value       Yield    Value     Yield       Value          Yield
                                   -----     -------     -----     ---------  -----    --------     ------       ---------
                                                               (Dollars in thousands)
County bonds.....................   $   --      -- %      $  202      3.38%   $   101     4.25%     $   303        3.67%
Interest-bearing deposits........    8,590     1.49           --       --          --      --         8,590        1.49
Mortgage-backed securities.......       --      --            --       --      10,307     4.94       10,307        4.94
Federal Home Loan Bank stock.....       --      --            --       --       2,422     4.75        2,422        4.75
                                    ------                ------              -------               -------
Total investment securities......   $8,590                $  202              $12,830               $21,622        3.53
                                    ======                ======              =======               =======

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

                                          Balance at                                 Balance at
                                           June 30,       % of          Increase       June 30,       % of
                                             2002       Deposits       (Decrease)        2001       Deposits
                                          -----------   --------       ----------    ----------     --------
                                                                (Dollars in thousands)
Noninterest bearing demand.............   $  7,331        6.31%        $     589     $   6,742         6.84%
NOW accounts...........................     22,732       19.57             3,600        19,132        19.42
Money market and savings...............     28,275       24.35             5,209        23,066        23.41
Certificates of deposit................     39,480       33.99             3,803        35,677        36.22
Jumbo certificates.....................     18,324       15.78             4,424        13,900        14.11
                                         ---------      ------         ---------     ---------       ------
                                         $ 116,142      100.00%        $  17,625     $  98,517       100.00%
                                         =========      ======         =========     =========       ======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                                 Year Ended June 30,
                                                        ------------------------------------------
                                                               2002                   2001
                                                        --------------------   -------------------
                                                        Average     Average    Average     Average
                                                        Balance     Rate (1)   Balance       Rate
                                                        -------     --------   -------     -------
                                                                    (Dollars in thousands)
         Noninterest bearing demand...................  $    8,504      0.00%  $  7,046       0.00%
         NOW..........................................      20,922      1.04     17,162       1.17
         Money market and savings.....................      26,051      1.87     21,476       3.20
         Certificates of deposit......................      36,379      4.88     30,971       5.87
         Jumbo certificates...........................      19,679      5.05     14,338       6.54
                                                        ----------             --------
             Total....................................  $  111,535      3.11   $ 90,993       4.00
                                                        ==========             ========

________
(1)  Annualized.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002.
                                                          Certificates
            Maturity Period                                of Deposits
            ---------------                               ------------
                                                           (In thousands)

            Three months or less..........................  $  5,905
            Over three through six months.................     5,231
            Over six through 12 months....................     3,822
            Over 12 months................................     3,366
                                                            --------
            Total.........................................  $ 18,324
                                                            ========

     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                      At June 30,
                                                              --------------------------
                                                                2002              2001
                                                               ---------        --------
                                                                     (In thousands)
Opening balance.............................................  $  98,517         $ 82,770
Net increase (decrease) before interest credited............     14,803           12,741
Interest credited...........................................      2,822            3,006
                                                              ---------         --------
    Ending balance..........................................  $ 116,142         $ 98,517
                                                              =========         ========

Net increase (decrease).....................................  $  17,625         $ 15,747
                                                              =========         ========

Percent increase (decrease).................................      17.89%           19.03%
                                                              =========         ========

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which at June 30, 2002, allowed borrowings of $49.2 million subject to normal collateral underwriting requirements. Advances from the FHLB of Topeka are secured by residential first mortgage loans and commercial real estate mortgage loans.

     At June 30, 2002, the Bank had an approved line of credit with the FHLB of Topeka, which the Bank has not drawn. In addition, as of June 30, 2002, the Bank had $42.6 million in FHLB advances outstanding of which $9.6 million were at interest rates which range from 5.49% to 7.05% and mature within one year; $7.5 million were at interest rates which range from 5.14% to 6.91% and mature in 2004; $6.0 million were at an interest rate of 4.18% to 7.34% and mature in 2005; $3.5 million at an interest rate which range from 5.54% to 6.98% and mature in 2006; $3.0 million were at an interest rate of 4.97% to 5.31% and mature in 2007; $2.0 million were at an interest rate of 5.74% to 6.10% and mature in 2008; $4.0 million were at an interest rate of 5.42% to 5.77% and mature in 2009; and $7.0 million were at an interest rate of 5.37% to 5.93% and mature in 2011.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2002, the Bank was authorized to invest up to approximately $5.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     In November 1999, the Bank incorporated a new subsidiary, High Country Title and Escrow Company. High Country Title offers title insurance and escrow closing services within the Bank's market area. As of June 30, 2002, the Bank's investment in High Country Title was $260,000 or 0.15% of the Bank's assets. High Country Title reported a net loss before taxes of $2,000 for the year ended June 30, 2002.

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

     Management considers its market area for gathering deposits to be Chaffee, Lake, Western Fremont and Saguache counties in Colorado. The Bank estimates that it competes with five banks, and two credit unions for deposits and loans. Based on data provided by the FDIC, the Bank estimates that as of June 2001, the latest date for which information was available, it had 32.13% of deposits held by all financial institutions in its market area.

EMPLOYEES

     As of June 30, 2002, the Bank had 67 full-time and three part-time employees, and High Country Title had three full-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     For the purposes of this regulation, Tier 1 and core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings institutions and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights. Tier 1 and core capital are generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and nonmortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in nonincludable subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2002, the Bank had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Total capital equals the sum of core capital plus supplementary capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's allowances for loan and lease losses and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2002, the Bank had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance sheet-item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system single-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80%, multi-family first mortgages not more than 90 days past due with loan-to-value ratios not exceeding 80% (75% if rate is adjustable), and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer, commercial real estate and home equity loans, residential and nonresidential construction loans, land loans and repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 2002.

                                                                                        Percent of
                                                                   Amount               Assets  (1)
                                                                   ------               -----------
                                                                       (Dollars in thousands)

            Tangible capital.....................................  $   16,033                 9.06%
            Tangible capital requirement.........................       2,653                 1.50
                                                                   ----------               ------
            Excess...............................................  $   13,380                 7.56%
                                                                   ==========               ======

            Core capital (2).....................................  $   16,033                 9.06%
            Core capital requirement.............................       7,075                 4.00
                                                                   ----------               ------
            Excess...............................................  $    8,958                 5.06%
                                                                   ==========               ======

            Risk-based capital...................................  $   17,518                13.66%
            Risk-based capital requirement.......................      10,261                 8.00
                                                                   ----------               ------
            Excess..............................................   $    7,257                 5.66%
                                                                   ==========               ======

___________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

___________
*  3.0% if the institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 10 of Notes to Consolidated Financial Statements included under Item 8 hereof.

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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Topeka stock at June 30, 2002 of $2.4 million. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. At June 30, 2002, the Bank had $33.0 million in long-term advances and $9.6 million in short-term advances.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transactions accounts of between $0 and $41.3 million, plus 10% on the amount over $41.3 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2002, the Bank met its reserve requirements.

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

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The FDIC has set the SAIF deposit insurance assessment rates at zero for well capitalized institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 2000, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which BIF members were assessed. After December 31, 2000, both BIF and SAIF members have been assessed at the same rate for FICO payments.

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

     To qualify as a Qualified Thrift Lender, a savings institution must either satisfy the definition of "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution used to conduct its business and investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans, and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once and if it fails the Qualified Thrift Lender Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

     At June 30, 2002, approximately 79.19% of the Bank's assets were invested in Qualified Thrift Investments as currently defined.

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

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institution's extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting affiliate. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

     The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from regulation by the Securities and Exchange Commission ("SEC") as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from underwriting title insurance or tax-free annuities. National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

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

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. Since the Company was formed prior to May 4, 1999 and continues to be a unitary savings and loan holding company, there are generally no restrictions on its activities. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting:
(i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company must register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation as of March 5, 1987 to be directly engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in
(vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

TAXATION

     GENERAL. The Company and the Bank file consolidated federal income tax returns.

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

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                                         Ages at
                                        June 30,
Name                                      2002                Title
----                                    ---------             -----
Larry D. Smith                             44                 President
Scott G. Erchul                            40                 Vice President
Frank L. DeLay                             38                 Chief Financial Officer


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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2002.

                                                            Book Value at
                         Year                Owned or         June 30,             Approximate
                        Opened                Leased          2002 (1)           Square Footage
                        ------               --------       --------------       --------------
                                                       (Dollars in thousands)
MAIN OFFICE:
7360 West US
Highway 50
Salida, Colorado         2000                  Owned           $2,971                 11,800

BRANCH OFFICES:
130 West 2nd
Salida, Colorado         1886 (2)              Owned              719                 10,750

600 Harrison
Leadville, Colorado      1978 (3)              Owned              686                  3,800

713 East Main
Buena Vista, Colorado    1996 (3)              Owned              405                  2,400

______________
(1)  Cost less accumulated depreciation and amortization.
(2)  The current location and building was occupied in 1974.
(3) The Bank constructed new building facilities at each of these locations in 1996.

     The book value of the Bank's investment in premises and equipment totaled approximately $6.1 million at June 30, 2002. See Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2002, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

     (d)  Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                               NUMBER OF SECURITIES REMAINING
                                                                                               AVAILABLE FOR FUTURE ISSUANCE
                            NUMBER OF SECURITIES TO BE ISSUED     WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                              UPON EXERCISE OF OUTSTANDING          PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                 OPTIONS, WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------               --------------------------------   ----------------------------    -----------------------------

Equity compensation plans                116,376                        $13.125                        29,099
  approved by security
   holders

Equity compensation plans                   0                              0                             0
  not approved by security
  holders

       Total                             116,376                        $13.125                        29,099

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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a)  List of Documents Filed as Part of This Report
          ----------------------------------------------

          (1)  Consolidated   Financial  Statements.   The  following  financial
               ------------------------------------
               statements of the registrant are included herein under Item 7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

               Independent Auditor's Report

                    (a) Statements of Financial Condition as of June 30, 2002 and 2001
                    (b) Statements of Income for the Years Ended June 30, 2002 and 2001
                    (c) Statements of Equity for the Years Ended June 30, 2002 and 2001
                    (d) Statements of Cash Flows for the Years Ended June 30, 2002 and 2001
                    (e)  Notes to Financial Statements



          (2)  Financial Statement Schedules. None
               -----------------------------

          (3)  Exhibits. The following exhibits are either filed as part of this
               --------
               Annual Report on Form 10-KSB or incorporated herein by reference:

         Exhibit No.    Description
         ----------     -----------

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

         * 10.7         Employment Agreement between Salida Building and Loan Association and Scott G. Erchul+

         * 10.8         Guaranty Agreement between High Country Bancorp, Inc. and Scott G. Erchul+

         * 10.9         Change-in-Control Protective Agreement between Salida Building and Loan Association and
                        Francis L. Delay+

         * 10.10        Change-in-Control Guaranty Agreement between High Country Bancorp, Inc. and Francis L.
                        DeLay+

           13           Annual Report to Stockholders for the year ended June 30, 2002

           21           Subsidiaries

           23           Consent of Grimsley, White & Company

           99           Certification Pursuant to 18 U.S.C. Section 1350

_____________
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).
+    Management contract or compensatory plan or arrangement.

          (b)  Reports  on Form 8-K.  No  current  reports on Form 8-K have been
               --------------------
filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIGH COUNTRY BANCORP, INC.


Date:  September 24, 2002           By:/s/ Larrry D. Smith
                                       -----------------------------------------
                                       Larry D. Smith
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Larry D. Smith                                Date: September 24, 2002
      -----------------------------------------------
      Larry D. Smith
      President and Chief Executive Officer
      (Principal Executive and Officer)


By:   /s/ Frank L. DeLay                                Date: September 24, 2002
      -----------------------------------------------
      Frank L. DeLay
      Chief Financial Officer
      (Principal Financial and Accounting Officer)


By:   /s/ Scott G. Erchul                               Date: September 24, 2002
      -----------------------------------------------
      Scott G. Erchul
      Vice President and Director


By:   /s/ Timothy R. Glenn                              Date: September 24, 2002
      -----------------------------------------------
      Timothy R. Glenn
      Director


By:   /s/ Richard A. Young                              Date: September 24, 2002
      -----------------------------------------------
      Richard A. Young
      Director


By:   /s/ Philip W. Harsh                               Date: September 24, 2002
      -----------------------------------------------
      Philip W. Harsh
      Director

                                  CERTIFICATION


I, Larry D. Smith, President and Chief Executive Officer of High Country Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of High Country Bancorp, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002

                                       /s/ Larry D. Smith
                                       ----------------------------------------
                                       Larry D. Smith
                                       President and Chief Executive Officer

                                  CERTIFICATION


I, Frank L. DeLay, Chief Financial Officer of High Country Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of High Country Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002


                                    /s/ Frank L. DeLay
                                    ---------------------------------------
                                    Frank L. DeLay
                                    Chief Financial Officer