Form 10QSB
period 2002-09-30
HIGH COUNTRY BANCORP INC
filed 2002-11-14
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  September 30, 2002

     Commission file number                 0-23409

                           High Country Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small business Issuer as Specified in Its Charter)

            Colorado                                            84-1438612
-------------------------------                             -------------------
(State of Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                 7360 West US Highway 50, Salida Colorado      81201
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

     Yes      X             No
           ------              -------


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Shares of common stock, $.01 par value outstanding as of November 1, 2002 905,409

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1:     Financial Statements

              Consolidated Statements of Condition at June 30, 2002 and
              September 30, 2002                                          3

              Statements of Consolidated Income for the Three Months
              Ended September 30, 2002 and 2001                           4

              Statements of Consolidated Cash Flows for the Three
              Months Ended September 30, 2002 and 2001                    5

              Notes to Financial Statements                               6 - 7

  Item 2:     Management's Discussion and Analysis or Plan of Operations  8 - 10

  Item 3:     Controls and Procedures                                     11

PART II - OTHER INFORMATION

  Item 1:     Legal Proceedings                                           12

  Item 2:     Changes in Securities and Use of Proceeds                   12

  Item 3:     Defaults Upon Senior Securities                             12

  Item 4:     Submission of Matters to a Vote of Security Holders         12

  Item 5:     Other Information                                           12

  Item 6:     Exhibits and Reports on Form 8-K                            12

  Signatures                                                              13

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                              September 30,      June 30,
                            ASSETS                                2002             2002
                                                             ------------------------------
Cash and amounts due from banks                              $   3,711,086    $   2,873,502
Interest- bearing deposits at other institutions                 9,069,963        8,590,443
Mortgage-backed securities, held to maturity                     9,705,754       10,306,936
Securities, held to maturity                                       302,860          303,039
Loans receivable - net                                         143,775,952      143,195,129
Loans held for sale                                              1,267,900          642,000
Federal Home Loan Bank stock, at cost                            2,421,600        2,421,600
Accrued interest receivable                                      1,353,015        1,299,341
Property and equipment, net                                      6,059,415        6,069,688
Mortgage servicing rights                                            4,082            6,788
Prepaid expenses and other assets                                  551,928          693,583
Deferred income taxes                                              216,300          183,100
                                                             -------------    -------------
            TOTAL ASSETS                                     $ 178,439,855    $ 176,585,149
                                                             =============    =============
                    LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                     $ 118,741,554    $ 116,142,046
Advances by borrowers for taxes and insurance                       69,650             --
Escrow accounts                                                     66,933          657,271
Accounts payable and other liabilities                           1,101,972        1,013,064
Advances from Federal Home Loan Bank                            41,591,665       42,641,665
Accrued income taxes payable                                       225,082             --
                                                             -------------    -------------
            TOTAL LIABILITIES                                  161,796,856      160,454,046
                                                             -------------    -------------
Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                            --               --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 905,409 (September 30, 2002) and
  (June 30, 2002)                                                    9,054            9,054
Paid-in capital                                                  7,301,273        7,262,469
Retained earnings - substantially restricted                     9,900,169        9,461,842
Note receivable from ESOP Trust                                   (521,065)        (521,065)
Deferred MRP stock awards                                          (46,432)         (81,197)
                                                             -------------    -------------
            TOTAL EQUITY                                        16,642,999       16,131,103
                                                             -------------    -------------
            TOTAL LIABILITIES AND EQUITY                     $ 178,439,855    $ 176,585,149
                                                             =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  HIGH COUNTRY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30,
                                                                    2002              2001
                                                               -----------        -----------
Interest Income
      Interest on loans                                        $ 3,031,977        $ 3,105,347
      Interest on securities held-to-maturity                      100,396             35,610
      Interest on other interest- bearing assets                    57,093            138,411
                                                               -----------        -----------
                  Total interest income                          3,189,466          3,279,368
                                                               -----------        -----------
Interest Expense
      Deposits                                                     740,686            985,554
      Federal Home Loan Bank advances                              635,025            672,645
                                                               -----------        -----------
                  Total interest expense                         1,375,711          1,658,199
                                                               -----------        -----------
                  Net interest income                            1,813,755          1,621,169

Provision for losses on loans                                       97,000             60,000
                                                               -----------        -----------
                  Net interest income after provision
                        for loan losses                          1,716,755          1,561,169
                                                               -----------        -----------
Noninterest Income
      Service charges on deposits                                   60,964             62,288
      Loans sold                                                   180,706            182,829
      Title and escrow fees                                         49,610             93,615
      Other                                                        161,441             92,128
                                                               -----------        -----------
                  Total noninterest income                         452,721            430,860
                                                               -----------        -----------
Noninterest Expense
     Compensation and benefits                                     870,505            795,924
     Occupancy and equipment                                       327,812            304,523
     Insurance and professional fees                                94,418             86,449
     Other                                                         163,614            147,551
                                                               -----------        -----------
                  Total noninterest expense                      1,456,349          1,334,447
                                                               -----------        -----------
                  Income before income taxes                       713,127            657,582

                  Income tax expense                               274,800            251,500
                                                               -----------        -----------
                  Net income                                   $   438,327        $   406,082
                                                               ===========        ===========
Basic Earnings Per Common Share                                $      0.51        $      0.42
                                                               ===========        ===========
Diluted Earnings Per Common Share                              $      0.49        $      0.42
                                                               ===========        ===========
Weighted Average Common Shares
Outstanding             Basic                                      858,500            958,142
                        Diluted                                    895,405            976,668

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                    2002            2001
                                                                                  -----------     -----------
Operating Activities
      Net income                                                                  $   438,327     $   406,082
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                            (47,666)        (44,305)
            Premiums on investments                                                    16,123           1,577
      Loss on disposition of equipment                                                  1,839              --
      Compensation expense on Management Recognition Plan                              48,600              --
      ESOP market value expense                                                        24,969          15,702
      Provision for losses on loans                                                    97,000          60,000
      Deferred income taxes                                                           (33,200)        (17,200)
      Depreciation                                                                    115,243         115,242
      Income taxes                                                                    225,082         281,307
      Net change in miscellaneous assets                                               90,687          (7,529)
      Net change in miscellaneous liabilities                                         158,558          34,007
                                                                                  -----------     -----------

            Net cash provided by operating activities                               1,135,562         844,883
                                                                                  -----------     -----------
Investing Activities
       Net change in interest bearing deposits                                       (479,520)     (7,615,756)
       Net change in loans receivable                                              (1,256,057)        551,229
       Principal repayments of mortgage-backed securities-held-to-maturity            585,238         160,564
       Purchases of property and equipment                                           (106,809)       (161,337)
                                                                                  -----------     -----------
            Net cash used by investing activities                                  (1,257,148)     (7,065,300)
                                                                                  -----------     -----------
Financing Activities
      Net change in deposits                                                        2,599,508       8,823,033
      Net change in escrow funds                                                     (590,338)         (8,862)
      Purchase of common stock                                                             --      (1,705,187)
      Proceeds (payment) on FHLB advances                                          (1,050,000)       (550,000)
                                                                                  -----------     -----------
              Net cash provided by financing activities                               959,170       6,558,984
                                                                                  -----------     -----------

             Net increase (decrease) in cash and cash equivalents                     837,584         338,567

Cash and cash equivalents, beginning                                                2,873,502       2,759,671
                                                                                  -----------     -----------
Cash and cash equivalents, ending                                                 $ 3,711,086     $ 3,098,238
                                                                                  ===========     ===========
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                                 --              --
     Interest                                                                     $ 1,396,721      $1,672,483


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2002, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The  accounting  policies  followed  are as set forth in Note 1. of the Notes to
Financial   Statements  in  the  2002  High  Country  Bancorp,   Inc.  financial
statements.

Note 3.  Regulatory Capital Requirements
At September 30, 2002, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2002:

Tangible Capital:
         Actual                       $16,529,000               9.26%
         Required                       2,678,000               1.50
         Excess                       $13,851,000               7.76%

Core Capital:
         Actual                       $16,529,000               9.26%
         Required                       5,356,000               3.00
         Excess                       $11,173,000               6.26%

Risk-Based Capital:
         Actual                       $18,091,000              13.90%
         Required                      10,415,000               8.00
         Excess                       $ 7,676,000               5.90%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2002

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND SEPTEMBER 30, 2002

The Company's total assets increased by $1.8 million or 1.1% from $176.6 million at June 30, 2002 to $178.4 million at September 30, 2002. The increase in assets was due to growth in cash and amounts due from banks, interest-bearing deposits and loans.

Interest-bearing deposits increased $500,000 from $8.6 million at June 30, 2002 to $9.1 million at September 30, 2002. The increase was due to principal reductions of mortgage backed securities and higher savings deposits. In the upcoming months, the deposits may be used for paying down FHLB advances, seasonal deposit withdrawals, loan demand and other investment purchases.

Mortgage-backed securities classified as "held to maturity" decreased from $10.3 million at June 30, to $9.7 million at September 30, 2002. The decrease was due to principal payments. In the upcoming months, the Bank plans to purchase additional adjustable-rate and short term mortgage backed securities in order to improve investment yields as compared to interest-bearing deposits and lower interest rate risk. At September 30, 2002, the securities had an estimated fair value of $9.6 million.

Net loans increased $1.2 million from $143.8 million at June 30, 2002 to $145.0 million at September 30, 2002. During the three months ended September 30, 2002, increases of $900,000 single family mortgage loans and $800,000 in single family construction loans offset a decrease of $600,000 in commercial non-mortgage loans. Refinancing activity due to low interest rates and local construction activity have helped single family loan originations.

During the three months ended September 30, 2002, the Bank sold $11.3 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At September 30, 2002, loans held for sale were $1.3 million. The loans are valued at the lower of cost or market.

As of September 30, 2002 and June 30, 2002, the non-performing loans in the Bank's portfolio were $1.5 and $1.6 million, respectively. The largest non-performing loan totals $729,000 and is a business purpose loan secured by two single family residences and vacant land. No loss is expected on this loan. The total non-performing loans at September 30, 2002 included 25 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos. During the summer of 2002, the Bank's primary lending area was affected by a major drought and nearby forest fires which negatively impacted the local tourism economy, which could in turn have a negative impact on the loan portfolio. The long term impact of lower tourism on the loan portfolio is not yet certain.

Except as discussed below, the Bank had no loans not classified as non-performing or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-performing or restructured. As of September 30, 2002, the Bank's loan portfolio included 10 loans totaling $2.2 million to tourism related businesses which were included on an internal watch list as potential problem loans. One borrower on 4 of these loans totaling $1.6 million has applied for SBA disaster assistance and intends to use any assistance received to repay the loans. The other borrower on the remaining 6 loans totaling $650,000 is considering asset sales for repayment to avoid non-performance. These loans are secured by equipment, inventory and commercial real estate. Although a specific allowance for loss has not been established on these loans, management considered the potential risk of loss on these loans in establishing the provision for loan losses for the three months ended September 30, 2002.

The allowance for loan losses totaled $1.6 million at September 30, 2002 and $1.5 million at June 30,

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

2002. At September 30, 2002 and June 30, 2002, the ratio of the allowance for loan losses to net loans was 1.08% and 1.03%, respectively. During the three months ended September 30, 2002, there was $20,000 of loans charged off and no recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

At September 30, 2002 deposits increased $2.6 million to $118.7 million from $116.1 million at June 30, 2002. Competitive rates, seasonal growth and stock market uncertainty fueled the growth. The increase funded loan growth and the pay down of Federal Home Loan Bank advances.

Escrow accounts decreased from $657,000 at June 30, 2002 to $67,000 at September 30, 2002. The decrease was due to a change at High Country Title and Escrow Company which limited escrow closing services and the associated accounts.

Advances from the Federal Home Loan Bank decreased to $41.6 million at September 30, 2002 from $42.6 million at June 30, 2002. Funds from deposits were used to pay-off maturing advances.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income. The Company's net income for the three months ended September 30, 2002 was $438,000 compared to $406,000 for the three months ended September 30, 2001. The increase in net income resulted primarily from increased net interest income which offset increased non-interest expenses of compensation, occupancy and other operating expense.

Net Interest Income. Net interest income for the three months ended September 30, 2002 was $1.8 million compared to $1.6 million for the three months ended September 30, 2001. Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets. The average yield on interest earning assets decreased from 8.45% for the three months ended September 30, 2001 to 7.63% for the three months ended September 30, 2002. The decrease due to loans refinancing at lower rates was partially offset by reinvestment since September 2001 of low yielding Federal Home Loan Bank Overnight Deposits into slightly higher earning mortgage backed securities. The average cost of interest bearing liabilities also decreased from 4.75% for the three months ended September 30, 2001 to 3.65% for the three months ended September 30, 2002. The decrease in costs was due to lower deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.70% for the three months ended September 30, 2001 to 3.99% for the three months ended September 30, 2002.

Provision for Losses on Loans. The provision for loan loss was $97,000 for the three months ended September 30, 2002 as compared to $60,000 for the three months ended September 30, 2001. The increase was the result of provisions for loans impacted by the drought and auto loan charge offs.

Non-interest Income. Non-interest income was $453,000 for the three months ended September 30, 2002 as compared to $431,000 for the three months ended September 30, 2001. Title and escrow fees

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

declined due to a change at High Country Title and Escrow Company which limited escrow closing services and associated fees. This decrease in title and escrow fees was offset by an increase in other non-interest income. The increase in other income was primarily due to higher loan origination fees.

Non-interest Expenses. Non-interest expenses were $1.5 million for the three months ended September 30, 2002 as compared to $1.3 million for the three months ended September 30, 2001. Increases occurred in compensation and benefit expense, occupancy expense and other expenses. The increases are tied to additional employees associated with growth.


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

The Bank is required to maintain sufficient liquidity to ensure a safe and sound operation. Management believes that the Bank's sources of liquidity for potential uses are adequate under the current regulations.


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

                           HIGH COUNTRY BANCORP, INC.
                             CONTROLS AND PROCEDURES

Item 3.   Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                  None

     ITEM 5:      Other Information

                  None

     ITEM 6:      Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                  The following exhibit is filed herewith:

                  Exhibit
                  Number       Title
                  -------      -----

                     99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)   Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       High Country Bancorp, Inc.
                                       Registrant

     Date  November 8, 2002            /s/ Larry D. Smith
           ----------------            ----------------------------------------
                                       Larry D. Smith
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)



     Date  November 8, 2002            /s/ Frank L. DeLay
           ----------------            ----------------------------------------
                                       Frank L. DeLay
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  CERTIFICATION

I, Larry D. Smith, President and Chief Executive Officer of High Country Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of High Country Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                      /s/ Larry D. Smith
                                      --------------------------------------
                                      Larry D. Smith
                                      President and Chief Executive Officer

                                  CERTIFICATION

I, Frank L. DeLay, Chief Financial Officer of High Country Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of High Country Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                          /s/ Frank L. DeLay
                                          --------------------------------------
                                          Frank L. DeLay
                                          Chief Financial Officer