Form 10KSB/A
period 2002-06-30
HIGH COUNTRY BANCORP INC
filed 2003-01-29
CIK 1044676

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB/A
                                 (Amendment No. 1)

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

     As of September 16, 2002, there were issued and outstanding 905,409 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format (check one): YES     NO X
                                                                   ---    ---

EXPLANATORY NOTE:

     This Form 10-KSB/A is being filed to correct several inadvertent typographical errors on the Consolidated Statement of Income for High Country Bancorp, Inc. (the "Company") for the fiscal year ended June 30, 2001. This Form 10-KSB/A corrects typographical errors in Basic Earnings Per Common Share, Diluted Earnings Per Common Share, Basic and Diluted Weighted Average Common
Shares  Outstanding  and  Dividends  Paid Per Share for the year  ended June 30,
2001.

                                     PART II


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                            GRIMSLEY, WHITE & COMPANY

                          Certified Public Accountants
                           And Management Consultants

                                                                301 Raton Avenue
                                                   La Junta, Colorado 81050-1697
                                                                    719-384-5489








                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
High Country Bancorp, Inc.
Salida, Colorado

We have audited the accompanying consolidated statements of financial condition of High Country Bancorp, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Country Bancorp, Inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Grimsley, White & Company

                                           GRIMSLEY, WHITE & COMPANY


La Junta, Colorado
August 27, 2002

                           HIGH COUNTRY BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             JUNE 30, 2002 AND 2001

                          ASSETS                                                     2002                2001
                                                                                 -------------       --------------
Cash and amounts due from banks                                                  $   2,873,502        $   2,759,671
Interest- bearing deposits at other institutions                                     8,590,443            9,175,856
Mortgage-backed securities, held to maturity                                        10,306,936            2,220,909
Securities held to maturity                                                            303,039                   --
Loans receivable - net                                                             143,195,129          135,916,318
Loans held for sale                                                                    642,000              917,500
Federal Home Loan Bank stock, at cost                                                2,421,600            2,421,600
Accrued interest receivable                                                          1,299,341            1,121,412
Property and equipment, net                                                          6,069,688            6,111,907
Mortgage servicing rights                                                                6,788               14,504
Prepaid expenses and other assets                                                      693,583              508,187
Deferred income taxes                                                                  183,100              162,800
                                                                                 -------------        -------------
            TOTAL ASSETS                                                         $ 176,585,149        $ 161,330,664
                                                                                 =============        =============

                    LIABILITIES AND EQUITY

LIABILITIES
Deposits                                                                         $ 116,142,046         $ 98,517,228
Advances by borrowers for taxes and insurance                                                -               29,724
Escrow accounts                                                                        657,271            1,070,624
Accounts payable and other liabilities                                               1,013,064              988,588
Advances from Federal Home Loan Bank                                                42,641,665           44,124,999
Accrued income taxes payable                                                                --               40,167
                                                                                 -------------        -------------

            TOTAL LIABILITIES                                                      160,454,046          144,771,330
                                                                                 -------------        -------------
Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                  --                   --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 905,409 (2002)and 1,028,992 shares (2001)                      9,054               10,290
Paid-in capital                                                                      7,262,469            9,151,686
Retained earnings - substantially restricted                                         9,461,842            8,215,667
Note receivable from ESOP Trust                                                       (521,065)            (626,865)
Deferred MRP stock awards                                                              (81,197)            (191,444)
                                                                                 -------------        -------------

            TOTAL EQUITY                                                            16,131,103           16,559,334
                                                                                 -------------        -------------

            TOTAL LIABILITIES AND EQUITY                                         $ 176,585,149        $ 161,330,664
                                                                                 =============        =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                     2002              2001
                                                                                 ------------      ------------
Interest Income
      Interest on loans                                                          $ 12,092,902      $ 11,926,363
      Interest on securities held-to-maturity                                         306,060           178,492
      Interest on other interest- bearing assets                                      356,547           226,839
                                                                                 ------------      ------------

                  Total interest income                                            12,755,509        12,331,694
                                                                                 ------------      ------------
Interest Expense
      Deposits                                                                      3,488,371         3,662,818
      Federal Home Loan Bank advances                                               2,579,583         2,670,482
                                                                                 ------------      ------------

                  Total interest expense                                            6,067,954         6,333,300
                                                                                 ------------      ------------

                  Net interest income                                               6,687,555         5,998,394
Provision for losses on loans                                                         236,000           385,000
                                                                                 ------------      ------------
                  Net income after provision
                        for loan losses                                             6,451,555         5,613,394
                                                                                 ------------      ------------
Noninterest Income
      Service charges on deposits                                                     262,747           209,496
      Loans sold                                                                      802,851           408,872
      Title and escrow fees                                                           354,265           305,278
      Other                                                                           443,110           301,065
                                                                                 ------------      ------------
                  Total noninterest income                                          1,862,973         1,224,711
                                                                                 ------------      ------------
Noninterest Expense
     Compensation and benefits                                                      3,378,607         2,742,264
     Occupancy and equipment                                                        1,261,385         1,115,756
     Insurance and professional fees                                                  289,121           249,549
     Other                                                                            687,627           648,075
                                                                                 ------------      ------------
                  Total noninterest expense                                         5,616,740         4,755,644
                                                                                 ------------      ------------

                  Income before income taxes                                        2,697,788         2,082,461

                  Income tax expense                                                1,026,449           810,082
                                                                                 ------------      ------------

                  Net income                                                     $  1,671,339      $  1,272,379
                                                                                 ============      ============

Basic Earnings Per Common Share                                                  $       1.90      $       1.30
                                                                                 ============      ============
Diluted Earning Per Common Share                                                 $       1.85      $       1.30
                                                                                 ============      ============
Weighted Average Common Shares Outstanding
     Basic                                                                            877,653           975,855
     Diluted                                                                          905,173           979,255
Dividends Paid Per Share                                                         $      0.500      $      0.500


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF EQUITY

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                         NOTE             DEFERRED
                                         COMMON         PAID-IN         RETAINED       RECEIVABLE           STOCK
                                          STOCK         CAPITAL         EARNINGS          ESOP              AWARDS
                                         -------        -------         --------       ----------         ---------
BALANCES JUNE 30, 2000                   $ 10,712      $ 9,720,159      $7,433,495       $ (732,665)      $ (324,052)

     Net income                                                          1,272,379

     MRP stock awards                                          290                                           132,608

     ESOP contribution                                      37,977

     ESOP note payment                                                                      105,800

     Stock purchased and
      retired                                (422)        (606,740)

     Dividends paid                                                       (490,207)
                                         --------      -----------      ----------       ----------       ----------
BALANCES JUNE 30, 2001                     10,290        9,151,686       8,215,667         (626,865)        (191,444)

     Net income                                                          1,671,339

     MRP stock awards                                       18,583                                           110,247

     ESOP contribution                                      77,796

     ESOP note payment                                                                      105,800

     Stock purchased and
     retired                               (1,236)      (1,985,596)

     Dividends paid                                                       (425,164)

                                         --------      -----------      ----------       ----------       ----------
BALANCES JUNE 30, 2002                    $ 9,054      $ 7,262,469     $ 9,461,842       $ (521,065)      $  (81,197)
                                         ========      ===========      ==========       ==========       ==========

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                           2002           2001
                                                                       ------------    ------------
      Operating Activities
            Net income                                                 $  1,671,339    $  1,272,379
            Adjustments to reconcile net income to net cash provided
                  by operating activities:
            Amortization of:
                  Deferred loan origination fees                           (182,137)       (137,549)
                  Premiums on investments                                   169,735           5,124
            Loss on disposition of equipment                                  8,326          12,598
            Compensation expense on ESOP shares                             105,800         105,800
            Compensation expense on Management Recognition Plan              73,651         132,897
            ESOP market value expense                                        77,796          37,977
            Provision for losses on loans                                   236,000         385,000
            Deferred income taxes                                           (20,300)       (116,500)
            Depreciation                                                    442,898         398,647
            Income taxes                                                    (40,167)         28,593
            Net change in miscellaneous assets                             (355,609)       (338,103)
            Net change in miscellaneous liabilities                          79,655         226,035
                                                                       ------------    ------------
                  Net cash provided by operating activities               2,266,987       2,012,898
                                                                       ------------    ------------
      Investing Activities
            Net change in interest bearing deposits                         585,413      (7,854,938)
            Net change in loans receivable                               (7,057,174)    (17,183,728)
            Purchase of securities held-to-maturity                     (11,057,788)             --
            Principal repayments of securities-held-to-maturity           2,498,987         616,856
            Purchase of Federal Home Loan Bank stock                             --        (564,600)
            Purchases of property and equipment                            (409,005)       (451,211)
                                                                       ------------    ------------
                  Net cash used by investing activities                 (15,439,567)    (25,437,621)
                                                                       ------------    ------------
      Financing Activities
            Net change in deposits                                       17,624,818      15,746,830
            Net change in escrow funds                                     (443,077)       (744,356)
            Purchase of common stock                                     (1,986,832)       (607,162)
            Cash dividends paid                                            (425,164)       (490,207)
            Proceeds (payment) on FHLB advances                          (1,483,334)      7,886,666
                                                                       ------------    ------------
                    Net cash provided by financing activities            13,286,411      21,791,771
                                                                       ------------    ------------

                    Net change in cash and cash equivalents                 113,831      (1,632,952)

      Cash and cash equivalents, beginning                                2,759,671       4,392,623
                                                                       ------------    ------------
      Cash and cash equivalents, ending                                $  2,873,502    $  2,759,671
                                                                       ============    ============

      Supplemental disclosure of cash flow information
      Cash paid for:
           Taxes                                                       $  1,169,834    $    664,989
           Interest                                                       6,094,060       6,328,232

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -1   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following is a description of the more significant accounting policies which High Country Bancorp, Inc. (the Company) and its wholly owned subsidiary High Country Bank formerly Salida Building and Loan Association (the Bank) and its wholly owned subsidiary High Country Title and Escrow Company follow in preparing and presenting the consolidated financial statements.

          Basis of Presentation
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary High Country Bank and its wholly owned subsidiary High Country Title and Escrow Company. All significant intercompany accounts and transactions have been eliminated.

          Organization
          High Country Bank (the Bank) is a federal stock savings and loan association with its main office in Salida, Colorado and branch offices in Salida, Leadville and Buena Vista, Colorado. The Bank provides a variety of financial services to the area it serves. Its primary deposit products are interest-bearing checking accounts and certificates of deposit, and its primary lending products are real estate mortgages, consumer and commercial loans.

          High Country Title & Escrow Company provides title, escrow and closing services primarily in Chaffee County.

          The Company's purpose is to act as a holding company with the Bank as its sole subsidiary. The Company's principal business is the business of the Bank, title and escrow transactions of the wholly owned subsidiary of the bank, and holding investments.

          Savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limitations. The Bank pays a premium to FDIC for the insurance of such savings.

          Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Investment Securities and Mortgage-Backed Securities
          Securities Held to Maturity. Bonds and notes for which the entities have the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

          Securities Available for Sale. Available-for-sale securities consist of bonds and notes not classified as trading securities or as held-to-maturity securities.

          Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

          Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

          Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Should the entities incur write-downs they will be included in earnings as realized losses.

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -1   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

          Federal Home Loan Bank Stock
          The stock is an equity interest in the Federal Home Loan Bank of Topeka. The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB. The stock is carried at cost, as its cost is assumed to equal its market value. FHLB stock can only be sold at par value to the FHLB or to another member institution. The FHLB declares cash and stock dividends. The stock dividends are recognized as income due to the fact they are redeemable at par value ($100 per share) from the FHLB or another member institution.

          Loans
          Loans are stated at unpaid principal balances, less the allowance for loan losses, net of deferred loan fees and loans in process.

          Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

          Loans are placed on nonaccrual status when principal and interest is delinquent for 90 days or more. Uncollectible interest on these loans is charged off, or an allowance is established, based on management's periodic evaluation, and by a charge to interest income equal to all interest previously accrued. Income is subsequently recognized only to the extent that cash payments are received.

          Management has determined that first mortgage loans on one-to-four family properties, home equity, second mortgage loans, and all consumer loans are large groups of smaller-balance homogenous loans that are collectively evaluated. Accordingly, such loans are outside the scope of FASB Statement Nos. 114 and 118.

          Management considers an insignificant delay, which is determined as 90 days by the Association, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the bank expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management.

          Loans Held for Sale
          Loans originated and held for sale in the secondary market are carried at the lower or cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

          Allowance for Loan Losses
          The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable. These estimates are susceptible to economic changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operational, and other conditions that may be beyond the Bank's control.

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -1   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued

          Loan Servicing
          The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

          Property and Equipment
          Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of furniture, fixtures, and equipment range from two to ten years; buildings and improvements range from five to forty years.

          Income Taxes
          Income taxes are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates which will be in effect when these differences are expected to reverse. If appropriate, deferred tax assets are reduced by a valuation allowance, which reflects expectations of the extent to which such assets will be realized. The Company and its subsidiaries filed individual income tax returns in prior years but will file a consolidated return for the current year.

          Financial Instruments
          Off-balance sheet instruments. In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

          Fair Values of Financial Instruments
          The following methods and assumptions were used by the entities in estimating fair values of financial instruments as disclosed herein:

          Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate fair values.

          Available-for-sale and held-to-maturity securities. Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

          Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying-values. Fair values for mortgage loans, consumer loans, commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

          Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          Advances from Federal Home Loan Bank. The fair values are based on the borrowing rates and remaining maturities.

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -1   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Cash Equivalents
          For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits at other institutions. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents

          Earnings Per Share
          The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

          Stock Compensation Plan
          Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

          Advertising Costs
          Advertising costs are charged to expense as incurred.

NOTE -2   SECURITIES
          Securities are classified in categories and accounted for as follows:

          Mortgage-Backed Securities Held-to-Maturity
          The amortized cost and estimated fair value of mortgage-backed held-to-maturity securities at June 30, 2002 and 2001 are as follows:

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized         Fair
                 2002                              Cost              Gains           Losses           Value
                 ----                            ---------        ----------       ----------         -----
             Mortgage-backed securities
                GNMA certificates                $ 7,506,205       $  10,197       $  (28,943)     $ 7,487,459
                FHLMC certificates                 1,989,034          22,673           (5,998)       2,005,709
                FNMA certificates                    811,697          15,431              (38)         827,090
                                                 -----------       ---------       ----------      -----------
                                                 $10,306,936       $  48,301       $  (34,979)     $10,320,258
                                                 ===========       =========       ==========      ===========

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -2      SECURITIES (Continued)

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized         Fair
                 2001                              Cost              Gains           Losses           Value
                 ----                            ---------        ----------       ----------         -----
             Mortgage-backed securities
                GNMA certificates                $  627,745        $  12,387        $      0        $  640,132
                FHLMC certificates                  370,551            5,345          (5,696)          370,200
                FNMA certificates                 1,222,613           17,951               0         1,240,564
                                                 ----------        ---------        --------        ----------
                                                 $2,220,909        $  35,683        $ (5,696)       $2,250,896
                                                 ==========        =========        ========        ==========

          Expected maturities on the mortgage backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held-to-Maturity
          The amortized cost and estimated fair value of held-to-maturity securities are as follows:

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized         Fair
                 2002                              Cost              Gains           Losses           Value
                 ----                            ---------        ----------       ----------         -----
             Chaffee County
                 Bonds                           $ 303,039         $  7,247        $     0          $ 310,286
                                                 =========         ========        =======          =========

          The amortized cost and fair value of debt securities held-to-maturity by contractual maturity at June 30, 2002 follows:

                                                                                     Amortized           Fair
                                                                                       Cost              Value
                                                                                     ---------           -----
                Over 1 year through 5 years                                           $ 201,664        $ 206,198
                After 5 years                                                           101,375          104,088
                                                                                      ---------        ---------
                                                                                      $ 303,039        $ 310,286
                                                                                      =========        =========

          At June 30, investments with a carrying value of $3,855,122 (2002) and $1,808,760 (2001) were pledged as collateral for deposits of public funds.

NOTE -3   LOANS RECEIVABLE
          Loans receivable at June 30, are summarized as follows

                                                                        2002                2001
                                                                   -------------      -------------
             Loans secured by real estate:
                One-to-four family residences                      $  59,167,162      $  62,163,878
                Commercial real estate                                35,549,596         29,562,996
                Construction                                           9,411,762          9,059,977
                Land                                                  11,243,700          8,677,500
                                                                   -------------      -------------
                Total Loans Secured by Real Estate                   115,372,220        109,464,351

             Consumer loans, net of discounts                         13,676,535         14,597,005
             Loans collateralized by savings accounts                    767,298            740,310
             Commercial loans                                         18,610,505         16,064,527
             Other loans                                                  59,427             50,317
                                                                   -------------      -------------
                Total Loans                                          148,485,985        140,916,510

             Less:
                Undisbursed portion of loans in process                3,194,636          3,026,054
                Deferred loan origination fees                           610,997            626,181
                Allowance for loan losses                              1,485,223          1,347,957
                                                                   -------------      -------------
                Loans Receivable, Net                              $ 143,195,129      $ 135,916,318
                                                                   =============      =============

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -3   LOANS RECEIVABLE (Continued)
          The changes in the allowance for loan losses were as follows:

                                                              2002                2001
                                                          ------------        -----------
             Balance, beginning of year                   $  1,347,957        $ 1,002,760
             Provision for losses                              236,000            385,000
             Recoveries                                          6,240              1,027
             Losses incurred                                  (104,974)           (40,830)
                                                          ------------        -----------
             Balance, end of year                         $  1,485,223        $ 1,347,957
                                                          ============        ===========

          Overdrafts in demand deposit accounts in the amount of $24,649 have been reclassified as consumer loans for 2002.

          At June 30, the Bank had adjustable interest rate loans of approximately $18,890,000 (2002) and $6,878,000 (2001). The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1-year U.S. Treasury Note rate or prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate the Bank pays on the short-term deposits that have been primarily utilized to fund these loans.

          As of June 30, 2002, $2,016,927 of loans had been pledged as collateral for deposits of public funds.

          Loans receivable at June 30 include loans to officers and directors of approximately $1,018,289 (2002) and $1,338,000 (2001). For the year ended June 30, 2002, $1,056,000 of new loans was made and payments of $824,000 were received and two loans of $529,000 were sold.

NOTE -4   LOAN SERVICING
          Mortgage   loans   serviced   for  others  are  not  included  in  the
          accompanying statements of financial condition. The unpaid principal balances of these loans at June 30 are summarized as follows:

                                                         2002          2001
                                                      ----------    ----------
          Mortgage loan portfolios serviced for:
             FHLMC                                    $2,893,075    $3,635,591
                                                      ==========    ==========

          In connection with these loans serviced for others at June 30, the Bank held borrowers' escrow balances of $(12,417) in 2002 and $456 in 2001.

NOTE -5   ACCRUED INTEREST RECEIVABLE
          Interest receivable at June 30, relates to the following:

                                                         2002          2001
                                                      ----------    ----------
             Loans                                     $1,248,797    $1,105,226
             Mortgage-backed securities                    49,658        16,186
             Other investments                                886             0
                                                       ----------    ----------
                                                       $1,299,341    $1,121,412
                                                       ==========    ==========

NOTE -6   PROPERTY AND EQUIPMENT
          Property and equipment and the related accumulated depreciation at June 30, are summarized as follows:

                                                         2002          2001
                                                      ----------    ----------

             Land and improvements                    $   599,098    $   584,132
             Buildings and improvements                 5,121,019      5,009,917
             Furniture, fixtures and equipment          2,122,178      2,085,341
             Construction in progress                           0         12,000
                                                      -----------    -----------
                                                        7,842,295      7,691,390
             Less accumulated depreciation             (1,772,607)    (1,579,483)
                                                      -----------    -----------
                                                      $ 6,069,688    $ 6,111,907
                                                      ===========    ===========

          Depreciation  expense  for the years ended June 30,  totaled  $442,898
          (2002) and $398,647 (2001).

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -7      DEPOSIT ACCOUNTS
             Deposit accounts at June 30 are summarized as follows:

                                                                      2002                   2001
                                                            ---------------------     ---------------------
                                                                     Weighted               Weighted
                                                                     Average                Average
                                                            ---------------------     ---------------------
                                                                Amount       Rate       Amount       Rate
                                                                ------       ----       ------       ----
             NOW accounts, including
                non-interest bearing
                deposits of $7,331,000 (2002)
                and $6,738,274 (2001)                       $  30,063,429     .64%    $  25,874,424   1.13%
             Money market and
                savings accounts                               28,274,752    1.37%       23,065,825   2.95%
             Certificate accounts                              57,803,865    4.27%       49,576,979   5.83%
                                                            -------------             -------------
                                                            $ 116,142,046             $  98,517,228
                                                            =============             =============

          At June 30, 2002, scheduled maturities of the above certificate accounts are summarized as follows:

                                                  Year ending June 30,
                           --------------------------------------------------------------------------
                                                                                          2007 and
                                 2003           2004           2005            2006       thereafter
                           -------------    -----------    -----------     -----------    ----------
             1.01-2.00     $  1,116,365
             2.01-3.00       13,791,840     $   295,679    $    40,335
             3.01-4.00        6,478,686       4,542,985         96,985     $   142,871    $   51,582
             4.01-5.00       11,030,021       2,007,704        110,594         218,657       737,264
             5.01-6.00        6,778,314       1,046,940        694,306         448,205        81,256
             6.01-7.00        4,751,825         440,665        309,383         532,006       197,707
             7.01-8.00          700,774         311,521        346,414         502,981
                           ------------     -----------    -----------     -----------    ----------
                           $ 44,647,825     $ 8,645,494    $ 1,598,017     $ 1,844,720    $1,067,809
                           ============     ===========    ===========     ===========    ==========

          The aggregate amount of certificates of deposits with a minimum denomination of $100,000 at June 30 was $18,324,452 (2002) and
          $13,899,773 (2001).

          Deposits in excess of $100,000 are not insured by the Savings Association Insurance Fund (SAIF).

          Interest expense on deposits for the years ended June 30 is summarized as follows:

                                                                                  2002           2001
                                                                             ------------    ------------
             NOW accounts                                                    $    196,167    $    253,240
             Money market and savings accounts                                    510,334         689,816
             Certificate accounts                                               2,781,870       2,719,762
                                                                             ------------    ------------
                                                                             $  3,488,371    $  3,662,818
                                                                             ============    ============

NOTE -8   ADVANCES FROM FEDERAL HOME LOAN BANK

          Advances from the Federal Home Loan Bank (FHLB) at June 30 are summarized as follows:

                                                             Interest
                                                                Rate                  2002               2001
                                                             ----------          ------------       ------------
             Maturing within one year                        5.49-7.05%          $  9,666,665       $  4,500,000
             Maturing in 2004                                5.14-6.91%             7,500,000          9,999,999
             Maturing in 2005                                4.18-7.34%             6,000,000          7,500,000
             Maturing in 2006                                5.54-6.98%             3,500,000          5,500,000
             Maturing in 2007                                4.97-5.31%             3,000,000          3,500,000
             Maturing after 2007                             5.37-6.10%            12,975,000         13,125,000
                                                                                 ------------       ------------
                                                                                   42,641,665         44,124,999
             Line of credit                                       7.28%                     0                  0
                                                                                 ------------       ------------
                                                                                 $ 42,641,665       $ 44,124,999
                                                                                 ============       ============

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -8   ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

          Pursuant to collateral agreements with the FHLB, advances are secured by a blanket pledge agreement with the FHLB, which includes single family and commercial real estate loans.


          At June 30, 2002, the Bank has an approved line of credit subject to the maximum amount of credit available to the Bank under the FHLB's credit policies, which expires April 25, 2003. No amount was drawn on the line of credit at June 30, 2002 or 2001.

NOTE -9   INCOME TAXES
          The provision for income taxes consists of the following:

                                             2002          2001
                                        ------------    ----------
             Current                    $  1,046,749    $  926,582
             Deferred                        (20,300)     (116,500)
                                        ------------    ----------
                                        $  1,026,449    $  810,082
                                        ============    ==========

          The effective tax rate on income before the provisions for income taxes differs from the federal statutory income tax rate of 34% for the following reasons:

                                                                                 2002                2001
                                                                             ----------           --------
             Provision for income taxes at statutory rate                    $  917,248           $708,000
             Nondeductible expenses for tax purposes                             39,981             32,000
             State income taxes, net of federal income
               tax benefit                                                       68,143             68,300
             Other, net                                                           1,077              1,782
                                                                             ----------           --------
                                                                             $1,026,449           $810,082
                                                                             ==========           ========

             Effective tax rates                                                38%                 39%

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets (liabilities) as of June 30 are as follows:

                                                                                 2002                2001
                                                                             -----------          ---------
             Difference between tax basis and
             carrying basis of FHLB stock                                    $  (196,600)         $(196,600)
             Tax depreciation in excess of
             Financial statement amounts                                        (129,200)          (101,100)
             Difference between tax basis and carrying
             basis of long term incentive plan                                   129,200            134,000
             Other                                                                (6,800)            (2,400)
             Loan loss allowance                                                 386,500            328,900
                                                                             -----------          ---------
                      Net deferred tax asset                                 $   183,100          $ 162,800
                                                                             ===========          =========

          Management has determined that a valuation allowance is not required.

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -9   INCOME TAXES (Continued)

          The deferred tax expense (benefit) results from timing differences in the recognition of income and expense for tax and financial purposes. The sources and tax effects of these temporary timing differences are as follows:

                                                           2002             2001
                                                        ---------       ----------
             Accumulated depreciation                   $  28,100       $   17,100
             Allowance for loan losses - net              (57,600)        (127,100)
             Other                                          4,400            2,100
             Long-term incentive plan                       4,800           (8,600)
                                                        ---------       ----------
                                                        $ (20,300)      $ (116,500)
                                                        =========       ==========

          The Bank was in prior years permitted under the Internal Revenue Code to deduct an annual addition to reserve for bad debts in determining taxable income, subject to certain limitations. This deduction differed from the bad debt provision used for financial accounting purposes. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided. Retained earnings at June 30, 2002, include approximately $1,169,000, representing such bad debt deductions for which no income taxes have been provided.

NOTE -10  REGULATORY CAPITAL REQUIREMENTS
          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as outlined below. Management believes, as of June 30, 2002. The Bank meets all capital adequacy requirements to which it is subject.

          As of September 17, 2001, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

          The following is a reconciliation of capital computed under accounting principles generally accepted in the United States (GAAP) to regulatory capital. OTS regulations specify minimum capital requirements for the Bank. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Bank, as of June 30.

                                                                   2002            2001
                                                             -------------    ------------
             Equity Per GAAP                                 $  16,034,000    $ 14,196,000
             Less Servicing Rights Plus Valuations                  (1,000)         (1,000)
                                                             -------------    ------------
             Equity Per GAAP- Tier I Capital                    16,033,000      14,195,000
             Valuation Allowance                                 1,485,000       1,348,000
                                                             -------------    ------------
             Regulatory Capital                              $  17,518,000    $ 15,543,000
                                                             =============    ============

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -10     REGULATORY CAPITAL REQUIREMENTS (Continued)

                                                              Minimum Required     To Be Well Capitalized
                                                                 For Capital       Under Prompt Corrective
                                         Actual               Adequacy Purposes      Action Regulations
                                   Amount        Ratio        Amount     Ratio       Amount        Ratio
                                   ------        -----        ------     -----       ------        -----
              2002
              ----
              Total Capital
                 (to Risk
                 Weighted
                 Assets)         $17,518,000    13.66%      $10,261,000   8.00%       $12,826,000  10.00%

              Tier I Capital
                 (to Risk
                 Weighted
                 Assets)          16,033,000    12.50         3,848,000   3.00          7,695,000   6.00

              Tier I Capital
                 (to Average
                 Assets)          16,033,000     9.45         2,545,000   1.50          8,484,000   5.00

              Tangible Capital
                 (to Tangible
                 Assets)          16,033,000     9.06         2,653,000   1.50           N/A

             2001
             ----
              Total Capital
                 (to Risk
                 Weighted
                 Assets)         $15,543,000    13.05%      $ 9,531,000   8.00%       $11,914,000  10.00%

              Tier I Capital
                 (to Risk
                 Weighted
                 Assets)          14,195,000    11.91         3,574,000   3.00          7,148,000   6.00

              Tier I Capital
                 (to Average
                 Assets)          14,195,000     9.42         2,261,000   1.50          7,537,000   5.00

              Tangible Capital
                 (to Tangible
                 Assets)          14,195,000     8.78         2,426,000   1.50           N/A

          The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank's operating area, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -11  BENEFIT PLANS

          The Bank adopted a Long-Term Incentive Plan covering the directors and key employees of the Bank. On June 30 of each year the participants will have a contribution made to their account providing the participant continues to be an employee or director of the Bank. Prior to distribution under the terms of the Plan, each participant's account shall be credited with a rate of return, on any amounts previously credited, equal to the highest rate of interest paid by the Bank on one-year certificates of deposit, or after conversion the rate of return will equal the dividend-adjusted rate of return on the common stock.

          Amounts credited to Participant's Accounts on the effective date and thereafter shall be fully vested. Account balances shall be paid, in cash, in ten equal annual installments beginning during the first quarter of the calendar year which next follows the calendar year in which the participant ceases to be a director or employee for any reason, with subsequent payments being made by the last day of the first quarter of each subsequent calendar year until the participant has received the entire amount of his account. Notwithstanding the foregoing a participant may elect to have his account paid in lump sum distribution or in annual payments over a period less than ten years. Any benefits accrued under the plan will be paid from the Bank's general assets. The Bank has established a trust in order to hold assets with which to pay benefits. Trust assets, which are included in the consolidated statement of financial condition, will be subject to the claims of the Bank's general creditors. The expense for the plan recognized for the years ended June 30, 2002 and 2001 was $72,000 and $32,987.

          As part of the conversion to stock, the Bank established an ESOP to benefit substantially all employees. The ESOP purchased 105,800 shares of common stock in the conversion with proceeds received from a loan from the Company. The note is to be repaid in ten annual principal installments of $105,800, starting June 30, 1998. Interest is based on the Wall Street Journal Prime plus one percent, and is adjusted annually on July 1. The interest rate for 2002 was 7.75%. The unallocated shares of stock held by the ESOP are pledged as collateral on the debt. The ESOP is funded by contributions made by the Bank in amounts sufficient to retire the debt. At June 30, 2002 and June 30, 2001, the outstanding balance of the note receivable was $521,065 and $626,865 and is presented as a reduction of stockholders' equity. ESOP compensation expense for the years ended June 30, 2002 and 2001 was $123,317 and $146,768.

          In November 1993, the AICPA issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." The statement was adopted December 9, 1997, the effective date of the Association's conversion to a stock company. The Statement requires, among other things, that: (1) for ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation cost equal to the average fair value (as determined on a monthly basis) of the shares committed to be released,
          (2) dividends on unallocated shares used to repay ESOP loans are not considered dividends for financial reporting purposes, dividends on allocated or committed shares are credited to the accounts of the participants and reported as dividends in the financial statements,
          (3) for an internally leveraged ESOP, the Company's loan receivable and the ESOP note payable as well as the interest income/expense is not reflected in the consolidated financial statements and (4) for earnings per share computations, ESOP shares that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.

          The ESOP shares as of June 30, 2002 are as follows:
             Shares released                                             42,320
             Shares committed to be released for allocation              10,580
             Unreleased shares                                           52,900
                                                                     ----------
             Total ESOP shares                                          105,800
                                                                     ==========
             Fair value of unreleased shares                         $1,007,745
                                                                     ==========

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -11  BENEFIT PLANS (Continued

          The board of directors of the Company approved a Management Recognition Plan ("MRP") for directors and employees. The MRP was approved by the stockholders at the annual meeting in December 1998. The Company purchased in the open market 39,675 shares of its common stock, at a cost of $551,721, to fund the MRP. Under the terms of the plan 33,836 shares of common stock were awarded to directors and employees. The shares awarded pursuant to the MRP have a vesting schedule, which provides that 25% of the shares awarded will automatically vest on the effective date of the award and 25% will vest on each subsequent anniversary date. Compensation expense related to the MRP was $73,651 and $132,897 for the years ended June 30, 2002 and 2001.

          The bank also has a noncontributory 401(K) plan which employees may elect to join after 90 days of employment.

NOTE -12 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

          The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2002, the Bank has commitments to fund mortgage loans of $2,406,000, with interest rates from 4.75% to 9.50%, unfunded lines of credit of $7,092,000, and letters of credit of $250,000. The Bank makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at prevailing interest rates for specified periods of time. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers.

          As such, the Bank's exposure to credit loss, in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. However, the Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customers' credit worthiness. Additional risks associated with these commitments arise when they are drawn upon, such as the demands on liquidity that the Bank could experience if a significant portion were drawn down at once. This is considered unlikely, however, as commitments may expire without having been drawn upon.

          The Bank originates loans primarily in Chaffee, Fremont and Lake Counties, Colorado. Although the Bank has a diversified loan portfolio, a substantial portion of its borrower's ability to repay their loans is dependent upon economic conditions in the market area.

NOTE -13  FAIR VALUES OF FINANCIAL INSTRUMENTS
          The estimated fair values of the financial instruments are as follows:

                                                          2002                             2001
                                             Carrying           Fair            Carrying           Fair
                                              Amount            Value            Amount            Value
                                             --------           -----           --------           -----
             Financial Assets:
             Cash                           $  2,873,502    $   2,873,502     $  2,759,671   $   2,759,671
             Interest-bearing deposits         8,590,443        8,590,443        9,175,856       9,175,856
             Mortgage backed securities       10,306,936       10,320,258        2,220,909       2,250,896
             Securities held to maturity         303,039          310,286                0               0
             FHLB stock                        2,421,600        2,421,600        2,421,600       2,421,600
             Loans receivable - net          143,837,129      151,123,000      136,833,818     143,175,000

             Financial liabilities
             Deposits                        116,142,046      117,113,000       98,517,228      99,311,000
             Advances from FHLB               42,641,665       44,869,000       44,124,999      44,989,000


                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -14     OTHER NON-INTEREST EXPENSE

                                                                                 2002          2001
                                                                             ----------    ---------
             Advertising                                                     $   92,850    $  78,798
             Stationery Supplies                                                164,180      150,612
             Postage                                                            127,020      102,142
             Telephone                                                           67,925       59,692
             Dues and Subscriptions                                              45,935       43,867
             Community Support                                                   53,656       48,416
             Bank Charges                                                        35,197       42,857
             Other                                                              100,864      121,691
                                                                             ----------    ---------
                                                                             $  687,627    $ 648,075
                                                                             ==========    =========

NOTE - 15    STOCKHOLDERS' EQUITY

          In the years ended June 30, 2002 and 2001, the Company purchased 123,583 and 42,233 shares of its common stock, at a cost of $1,986,832 and $607,162, and retired the stock in accordance with Colorado Revised Statutes

          For the years ended June 30, 2002 and 2001, the Company paid a cash dividend of $.50 per share respectively.

NOTE - 16 STOCK OPTION PLAN

          The stockholders approved the adoption of the 1998 incentive stock option plan, providing for the award of incentive stock options to key employees and directors of the Company, and its affiliates at the discretion of the Board of Directors. Under the terms of the plan 116,376 shares of the Company's common stock were granted to employees and directors on December 17, 1998. Such options have an option exercise price of $13.125, which was the fair value of the stock at December 17, 1998. The aggregate number of shares deliverable pursuant to awards shall not exceed 145,475 shares. Such stock options will have a term of ten years and a vesting schedule, for employees, which provides that one third of the options, vested at the date of the grant and one third vested January 1, 1999 and one-third January 1, 2000. The directors' options vested at the date of the grant.

          The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date (1998) as prescribed by SFAS 123, the effect would not have been material to net income or earnings per share.

          A summary of the status of the Company's stock option plan is presented below:

                                                    2002       2001
                                                   -------   --------
            Outstanding at the beginning of year   116,376   116,376
            Granted                                      0         0
            Exercised                                    0         0
            Forfeited                                    0         0
            Outstanding at year end                116,376   116,376

            Options exercisable at year end        116,376   116,376

          The exercise price for the outstanding options is $13.125 and the remaining contractual life is 6.6 years.

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -16  IMPACT OF NEW ACCOUNTING STANDARDS

          In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-06, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the
          Activities of Others. This SOP reconciles and conforms, as appropriate, the accounting and financial reporting provisions established by the BSI Guide, CU Guide, and FC Guide. This SOP eliminates differences in accounting established by the Guides where such differences are not warranted. In addition, the SOP carries forward accounting guidance for transactions unique to certain financial entities. Most of the differences between the respective guides represent presentation or disclosure requirements. The impact of adopting this SOP in December 2001 did not have a material affect on the financial statements or the disclosures.

NOTE -17  CONTINGENCIES AND COMMITMENTS

          In the normal course of business, the Bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

NOTE -18     CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

          The following condensed statements summarize the financial position, operating results and cash flows of High Country Bancorp, Inc.,

                                                                                2002             2001
                                                                             ------------    ------------
             CONDENSED BALANCE SHEET
             ASSETS
                 Cash and equivalents                                        $    125,762    $  2,550,640
                 Investment in subsidiary                                      10,080,587       8,237,730
                 ESOP note receivable                                             521,065         626,865
                 Other                                                             82,918           2,307
                                                                             ------------    ------------

                                                                             $ 10,810,332    $ 11,417,542
                                                                             ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
                 Accruals                                                    $     37,447    $          0
                 Stockholders' equity                                          10,772,885      11,417,542
                                                                             ------------    ------------
                                                                             $ 10,810,332    $ 11,417,542
                                                                             ============    ============
             CONDENSED STATEMENT OF INCOME

             For the years ended June 30, 2002 and
             June 30, 2001
             Equity in undistributed net income of subsidiary                $  1,822,393    $  1,248,017
             Other net                                                           (153,314)         22,482
                                                                             ------------    ------------
                                                                             $  1,669,079    $  1,270,499
                                                                             ============    ============

                           HIGH COUNTRY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -18     CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

             CONDENSED STATEMENT OF CASH FLOWS

             For the years ended June 30, 2002 and
             June 30, 2001
             Operating Activities:
             Net income                                                      $ 1,669,079     $ 1,270,499
             Adjustments to reconcile net income to cash
             provided by operating activities:
             Equity in undistributed net income of
             subsidiary                                                       (1,822,393)     (1,248,017)
             Other                                                                34,633          27,970
                                                                             -----------     -----------
             Net cash provided by operations                                    (118,681)         50,452
                                                                             -----------     -----------
             Investing Activities:
             ESOP note payment                                                   105,800         105,800

             Loan (to) payment from subsidiary                                         0       3,000,000
             Dividends received                                                        0         200,000
                                                                             -----------     -----------
             Net cash provided by investing activities                           105,800       3,305,800
                                                                             -----------     -----------
             Financing Activities:
             Purchase of common stock                                         (1,986,832)       (607,162)
             Dividends paid                                                     (425,165)       (490,207)
                                                                             -----------     -----------
             Net cash provided (used)by financing activities                  (2,411,997)     (1,097,369)
                                                                             -----------     -----------
             Net increase (decrease) in cash                                  (2,424,878)      2,258,883

             Cash beginning                                                    2,550,640         291,757
                                                                             -----------     -----------
             Cash ending                                                     $   125,762     $ 2,550,640
                                                                             ===========     ===========

                                    PART III


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

         * 10.7         Employment Agreement between Salida Building and Loan Association and Scott G. Erchul+

         * 10.8         Guaranty Agreement between High Country Bancorp, Inc. and Scott G. Erchul+

         * 10.9         Change-in-Control Protective Agreement between Salida Building and Loan Association and
                        Francis L. Delay+

         * 10.10        Change-in-Control Guaranty Agreement between High Country Bancorp, Inc. and Francis L.
                        DeLay+


        ** 13           Annual Report to Stockholders for the year ended June 30, 2002

        ** 21           Subsidiaries

           23           Consent of Grimsley, White & Company

           99           Certification Pursuant to 18 U.S.C. Section 1350

_____________
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).
**   Previously filed.
+    Management contract or compensatory plan or arrangement.


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

                                    HIGH COUNTRY BANCORP, INC.


Date:  January 28, 2003             By:/s/ Larry D. Smith
                                       -----------------------------------------
                                       Larry D. Smith
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)

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


Date: January 28, 2003

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


Date: January 28, 2003


                                    /s/ Frank L. DeLay
                                    ---------------------------------------
                                    Frank L. DeLay
                                    Chief Financial Officer