Form 10QSB
period 2002-12-31
HIGH COUNTRY BANCORP INC
filed 2003-02-11
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

Commission file number      0-23409

                           High Country Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Colorado                                              84-1438612
-------------------------------                             --------------------
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

    Shares of common stock, $.01 par value outstanding as of February 3, 2002 898,409

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1:   Financial Statements

             Consolidated Statements of Condition at June 30, 2002
             and December 31, 2002                                          3

             Statements of Consolidated Income for the Three and
             Six Months Ended December 31, 2002 and 2001                    4

             Statements of Consolidated Cash Flows for the Six Months
             Ended December 31, 2002 and 2001                               5

             Notes to Financial Statements                                  6-7

   Item 2:   Management's Discussion and Analysis or Plan of Operations     8-11

   Item 3:   Controls and Procedures                                        12

PART II - OTHER INFORMATION

   Item 1:   Legal Proceedings                                              13

   Item 2:   Changes in Securities and Use of Proceeds                      13

   Item 3:   Defaults Upon Senior Securities                                13

   Item 4:   Submission of Matters to a Vote of Security Holders            13

   Item 5:   Other Information                                              13

   Item 6:   Exhibits and Reports on Form 8-K                               13

   Signatures                                                               14

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                       December 31,       June 30,
                           ASSETS                                                         2002              2002
                                                                                      -----------------------------
Cash and amounts due from banks                                                       $ 3,344,700       $ 2,873,502
Interest- bearing deposits at other institutions                                        3,806,453         8,590,443
Mortgage-backed securities, held to maturity                                           11,604,212        10,306,936
Securities, held to maturity                                                              302,681           303,039
Loans receivable - net                                                                146,743,585       143,195,129
Loans held for sale                                                                     2,086,450           642,000
Federal Home Loan Bank stock, at cost                                                   2,421,600         2,421,600
Accrued interest receivable                                                             1,399,212         1,299,341
Property and equipment, net                                                             6,553,862         6,069,688
Mortgage servicing rights                                                                   2,380             6,788
Prepaid expenses and other assets                                                         560,684           693,583
Deferred income taxes                                                                     235,300           183,100
                                                                                    -------------     -------------
            TOTAL ASSETS                                                            $ 179,061,119     $ 176,585,149
                                                                                    =============     =============

                   LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                              122,520,113     $ 116,142,046
Advances by borrowers for taxes and insurance                                             201,474                --
Escrow accounts                                                                            28,825           657,271
Accounts payable and other liabilities                                                  1,035,565         1,013,064
Advances from Federal Home Loan Bank                                                   38,400,000        42,641,665
Accrued income taxes payable                                                               26,817                --
                                                                                    -------------     -------------
            TOTAL LIABILITIES                                                         162,212,794       160,454,046
                                                                                    -------------     -------------

Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                     --                --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 898,409 (December 31, 2002) and
  905,409 (June 30, 2002)                                                                   8,984             9,054
Paid-in capital                                                                         7,177,295         7,262,469
Retained earnings - substantially restricted                                           10,217,876         9,461,842
Note receivable from ESOP Trust                                                          (521,065)         (521,065)
Deferred MRP stock awards                                                                 (34,765)          (81,197)
                                                                                    -------------     -------------
            TOTAL EQUITY                                                               16,848,325        16,131,103
                                                                                    -------------     -------------

            TOTAL LIABILITIES AND EQUITY                                            $ 179,061,119     $ 176,585,149
                                                                                    =============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  HIGH COUNTRY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Three Months Ended                 Six Months Ended
                                                                         December 31,                      December 31,
                                                                   2002              2001              2002             2001
                                                               -----------        -----------      -----------     -----------
Interest Income
      Interest on loans                                        $ 3,019,604        $ 3,100,828      $ 6,051,581     $ 6,206,175
      Interest on securities held-to-maturity                       93,819             63,563          194,215          99,173
      Interest on other interest- bearing assets                    47,014            104,781          104,107         243,192
                                                               -----------        -----------      -----------     -----------
                  Total interest income                          3,160,437          3,269,172        6,349,903       6,548,540
                                                               -----------        -----------      -----------     -----------
Interest Expense
      Deposits                                                     715,246            924,925        1,455,932       1,910,480
      Federal Home Loan Bank advances                              590,554            662,102        1,225,579       1,334,747
                                                               -----------        -----------      -----------     -----------
                  Total interest expense                         1,305,800          1,587,027        2,681,511       3,245,227
                                                               -----------        -----------      -----------     -----------
                  Net interest income                            1,854,637          1,682,145        3,668,392       3,303,313

Provision for losses on loans                                       77,000             55,000          174,000         115,000
                                                               -----------        -----------      -----------     -----------
                  Net interest income after provision
                        for loan losses                          1,777,637          1,627,145        3,494,392       3,188,313
                                                               -----------        -----------      -----------     -----------
Noninterest Income
      Service charges on deposits                                   64,308             71,478          125,272         133,765
      Loans sold                                                   294,443            292,015          475,149         479,844
      Title and escrow fees                                         58,676            105,098          108,286         198,714
      Other                                                        198,274            127,041          359,715         219,169
                                                               -----------        -----------      -----------     -----------
                  Total noninterest income                         615,701            595,632        1,068,422       1,031,492
                                                               -----------        -----------      -----------     -----------
Noninterest Expense
     Compensation and benefits                                     899,398            858,980        1,769,903       1,654,904
     Occupancy and equipment                                       339,194            325,253          667,006         629,776
     Insurance and professional fees                                64,179             60,671          158,597         147,119
     Other                                                         219,733            210,514          383,347         358,065
                                                               -----------        -----------      -----------     -----------
                  Total noninterest expense                      1,522,504          1,455,418        2,978,853       2,789,864
                                                               -----------        -----------      -----------     -----------
                  Income before income taxes                       870,834            767,359        1,583,961       1,429,941

                  Income tax expense                               340,000            293,000          614,800         544,500
                                                               -----------        -----------      -----------     -----------
                  Net income                                   $   530,834        $   474,359      $   969,161     $   885,441
                                                               ===========        ===========      ===========     ===========
Basic Earnings Per Common Share                                $      0.62        $      0.56      $      1.13     $      0.98
                                                               ===========        ===========      ===========     ===========
Diluted Earnings Per Common Share                              $      0.59        $      0.54      $      1.07     $      0.96
                                                               ===========        ===========      ===========     ===========
Weighted Average Common Shares
Outstanding             Basic                                      858,723            852,463          858,961         905,303
                        Diluted                                    905,931            877,758          901,652         926,984


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                  2002             2001
                                                                             ------------    ------------
Operating Activities
      Net income                                                             $    969,161    $    885,441

      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                        (96,746)       (145,194)
            Premiums on investments                                                16,302           6,166
      Loss on disposition of equipment                                              1,839              --
      Compensation expense on Management Recognition Plan                          64,961         128,830
      ESOP market value expense                                                    59,354          34,429
      Provision for losses on loans                                               174,000         115,000
      Deferred income taxes                                                       (52,200)        (30,000)
      Depreciation                                                                235,838         230,667
      Income taxes                                                                 26,817         (29,071)
      Net change in miscellaneous assets                                           37,436        (342,425)
      Net change in miscellaneous liabilities                                     223,975         153,873
                                                                             ------------    ------------

            Net cash provided by operating activities                           1,660,737       1,007,716
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                  4,783,990      (2,474,971)
       Net change in loans receivable                                          (5,070,160)      1,309,977
       Purchases of mortgage-backed securities                                 (2,528,391)     (7,869,845)
       Principal repayments of mortgage-backed securities-held-to-maturity      1,215,171         586,837
       Purchases of property and equipment                                       (721,851)       (293,463)
                                                                             ------------    ------------

            Net cash used by investing activities                              (2,321,241)     (8,741,465)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                    6,378,067      11,485,873
      Net change in escrow funds                                                 (628,446)        621,751
      Purchase of common stock                                                   (163,127)     (1,850,832)
      Cash dividends paid                                                        (213,127)       (214,682)
      Proceeds (payment) on FHLB advances                                      (4,241,665)     (1,741,667)
                                                                             ------------    ------------
            Net cash provided by financing activities                           1,131,702       8,300,443

            Net increase (decrease) in cash and cash equivalents                  471,198         566,694

Cash and cash equivalents, beginning                                            2,873,502       2,759,671
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  3,344,700    $  3,326,365
                                                                             ============    ============

Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $    557,265    $    593,031
     Interest                                                                   2,695,404       3,269,296

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2002

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2002, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2002 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements

At December 31, 2002, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 2002:

Tangible Capital:
         Actual                   $16,822,000              9.39%
         Required                   2,687,000              1.50
         Excess                   $14,135,000              7.89%

Core Capital:
         Actual                   $16,822,000              9.39%
         Required                   5,375,000              3.00
         Excess                   $11,447,000              6.39%

Risk-Based Capital:
         Actual                   $17,405,000             13.38%
         Required                  10,408,000              8.00
         Excess                   $ 6,997,000              5.38%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2002


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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2002

The Company's total assets increased by $2.5 million or 1.4% from $176.6 million at June 30, 2002 to $179.1 million at December 31, 2002. The increase in assets was due to growth in loans and mortgage-backed securities.

Interest-bearing deposits decreased $4.8 million from $8.6 million at June 30, 2002 to $3.8 million at December 31, 2002. The deposits were used to fund loans and purchase mortgage-backed securities.

Mortgage-backed securities classified as "held to maturity" increased from $10.3 million at June 30, to $11.6 million at December 31, 2002. The increase was due to the purchase of an adjustable-rate and short term mortgage backed security in order to improve investment yields as compared to interest-bearing deposits and lower interest rate risk. At December 31, 2002, the securities had an estimated fair value of $11.7 million.

Net loans increased $5.0 million from $143.8 million at June 30, 2002 to $148.8 million at December 31, 2002. During the six months ended December 31, 2002, single family construction loans increased $2.2 million, single family mortgage loans $2.1 million, commercial non-mortgage loans $1.6 million, and commercial real estate loans $1.2 million. Auto loans decreased $900,000 during the same period. Refinancing activity due to low interest rates, local construction activity and seasonal commercial loan demand has helped loan originations.

During the six months ended December 31, 2002, the Bank sold $29.5 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At December 31, 2002, loans held for sale were $2.1 million. The loans are valued at the lower of cost or market.

As of December 31, 2002 and June 30, 2002, the non-performing loans in the Bank's portfolio were $2.8 and $1.6 million, respectively. The increase was primarily due to the addition of four non-performing loans totaling $1.1 million to two tourism related companies. These companies and other tourism related businesses were adversely impacted in the summer of 2002 by a major drought and nearby forest fires which negatively impacted the local tourism economy. The largest non-performing loan totals $729,000 and is a business purpose loan secured by two single family residences and vacant land. No loss is expected on this loan. The total non-performing loans at December 31, 2002 included 33 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos.

Except as discussed below, the Bank had no loans not classified as non-performing or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-performing or restructured. The Bank maintains an internal watch list which includes these loans. As of December 31, 2002, the majority of the watch list was seven loans totaling $2.7 million to two tourism related businesses. One borrower with three of these loans totaling $2.0 million has received an SBA loan commitment of $640,000 for disaster assistance. This same borrower also has two non-performing loans totaling $580,000. The loan will allow loans to be brought current, repayment of a portion of the loans and provide working capital for operations until the 2003 summer tourism season begins. A second borrower has four loans totaling $659,000 which were added to the internal watch list due to cash flow problems associated with a slow tourism season. Repayment to avoid nonperformance is expected to occur through retail sales in the upcoming summer tourism season. These loans are secured by equipment, inventory and commercial real estate. Although a specific allowance for loss has not been established on these loans, management considered the potential risk of loss on these loans in establishing the provision for loan losses for the six months ended December 31, 2002.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The allowance for loan losses totaled $1.6 million at December 31, 2002 and $1.5 million at June 30, 2002. At December 31, 2002 and June 30, 2002, the ratio of the allowance for loan losses to net loans was 1.08% and 1.03%, respectively. During the six months ended December 31, 2002, there was $60,000 of loans charged off and $2,000 in recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

Property and equipment increased $484,000 from $6.1 million at June 30, 2002 to $6.6 million at December 31, 2002. The majority of the increase was for the purchase of land for a new branch site in Buena Vista, Colorado. The new branch is expected to be completed in 2004 and will replace the current Buena Vista branch office.

At December 31, 2002 deposits increased $6.4 million to $122.5 million from $116.1 million at June 30, 2002. Competitive rates and stock market uncertainty fueled the growth. The increase funded loan growth and the pay down of Federal Home Loan Bank advances.

Escrow accounts decreased from $657,000 at June 30, 2002 to $29,000 at December 31, 2002. The decrease was due to a change at High Country Title and Escrow Company which limited escrow closing services and the associated accounts.

Advances from the Federal Home Loan Bank decreased to $38.4 million at December 31, 2002 from $42.6 million at June 30, 2002. Funds from deposits were used to pay-off maturing advances.

On November 19, 2002, the Company paid dividends of $0.25 per share. In December 2002, the Company repurchased 7,000 shares at a cost of $163,000. On November 3, 2001, the Company announced a plan to repurchase up to 10% or 92,221 shares of the outstanding stock. Since that date, the Company has repurchased 23,800 shares at a cost of $445,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Net Income. The Company's net income for the three months ended December 31, 2002 was $531,000 compared to $474,000 for the three months ended December 31, 2001. The increase in net income resulted primarily from increased net interest income which offset increased non-interest compensation expense and income tax expense.

Net Interest Income. Net interest income for the three months ended December 31, 2002 was $1.9 million compared to $1.7 million for the three months ended December 31, 2001. Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets. The average yield on interest earning assets decreased from 8.18% for the three months ended December 31, 2001 to 7.49% for the three months ended December 31, 2002. The decrease due to loans refinancing at lower rates was partially offset by reinvestment since December 2001 of low yielding Federal Home Loan Bank Overnight Deposits into slightly higher earning mortgage backed securities. The average cost of interest bearing liabilities also decreased from 4.36% for the three months ended December 31, 2001 to 3.46% for the three months ended December 31, 2002. The decrease in costs was due to lower deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.82% for the

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

three months ended December 31, 2001 to 4.03% for the three months ended December 31, 2002.

Provision for Losses on Loans. The provision for loan loss was $77,000 for the three months ended December 31, 2002 as compared to $55,000 for the three months ended December 31, 2001. The increase was the result of provisions for loans impacted by the drought and loan charge offs.

Non-interest Income. Non-interest income was $615,000 for the three months ended December 31, 2002 as compared to $596,000 for the three months ended December 31, 2001. Title and escrow fees declined due to a change at High Country Title and Escrow Company which limited escrow closing services and associated fees. This decrease in title and escrow fees was offset by an increase in other non-interest income. The increase in other income was primarily due to higher loan origination fees.

Non-interest Expenses. Non-interest expenses increased $67,000 to $1.5 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. The majority of the increase was in compensation and benefit expense. The increase is tied to additional employees and higher benefit fees as compared to the previous year. Occupancy and other expenses increased due to growth.

COMPARISON  OF OPERATING  RESULTS FOR THE SIX MONTHS ENDED  DECEMBER 31 2002 AND
2001

Net Income. The Company's net income for the six months ended December 31, 2002 was $969,000 compared to $885,000 for the six months ended December 31, 2001. The increase in net income resulted primarily from increased net interest income which offset increased compensation, occupancy and other operating expenses.

Net Interest Income. Net interest income for the six months ended December 31, 2002 was $3.7 million compared to $3.3 million for the six months ended December 31, 2001. Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets. The average yield on interest earning assets decreased from 8.33% for the six months ended December 31, 2001 to 7.56% for the six months ended December 31, 2002. The decrease due to loans refinancing at lower rates was partially offset by reinvestment since December 2001 of low yielding Federal Home Loan Bank Overnight Deposits into slightly higher earning mortgage backed securities. The average cost of interest bearing liabilities also decreased from 4.56% for the six months ended December 31, 2001 to 3.55% for the six months ended December 31, 2002. The decrease in average cost is due to less reliance on higher costing FHLB advances and lower deposit rates. The interest rate spread increased from 3.77% for the six months ended December 31, 2001 to 4.01% for the six months ended December 31, 2002.

Non-interest Income. Non-interest income increased from $1.0 million for the six months ended December 31, 2001 to $1.1 million for the six months ended December 31, 2002. The increase is primarily due to higher other income which primarily consists of loan origination fees. The Bank has recently increased loan origination fees and started charging fees for all loans. The increase was offset by lower title and escrow fees which decreased due a reduction in closing services at High Country Title and Escrow Company.

Non-interest Expense. Non-interest expense increased from $2.8 million for the six months ended December 31, 2001 to $3.0 million for the six months ended December 31, 2002. The majority of the increase was in compensation and benefit expense. The increase is tied to additional employees and higher benefit fees as compared to the previous year. Occupancy and other expenses increased due to growth.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           HIGH COUNTRY BANCORP, INC.

                           PART II - OTHER INFORMATION



ITEM 1:   Legal Proceedings

          None

ITEM 2:   Changes in Securities and Use of Proceeds

          None

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting on October 29, 2002 in Salida, Colorado. At the meeting, Larry D. Smith and Richard A. Young were reelected to three-year terms. The voting results were as follows:

                                         Votes For             Withheld
                                    Number    Percent     Number   Percent
                                    --------------------------------------
          Larry D. Smith            799,122   99.99%       40        0.01%
          Richard A. Young          799,097   99.99%       65        0.01%

          There were 72,449 broker non-votes.

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The following exhibit is filed herewith:

          Exhibit
          Number       Title
          --------     -----

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           High Country Bancorp, Inc.
                                           Registrant

Date February 6, 2003                      /s/  Larry D. Smith
                                           -------------------------------------
                                           Larry D. Smith
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



Date February 6, 2003                      /s/  Frank L. DeLay
                                           -------------------------------------
                                           Frank L. DeLay
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 6, 2003
                                          /s/ Larry D. Smith
                                          -------------------------------------
                                          Larry D. Smith
                                          President and Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 6, 2003

                                          /s/ Frank L. DeLay
                                          -------------------------------------
                                          Frank L. DeLay
                                          Chief Financial Officer