Form 10QSB
period 2003-03-31
HIGH COUNTRY BANCORP INC
filed 2003-05-12
CIK 1044676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number    0-23409

                           High Country Bancorp, Inc.
        ------------------------------------------------------------------------
        (Exact Name of Small business Issuer as Specified in Its Charter)

           Colorado                                             84-1438612
-------------------------------                             --------------------
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

     Shares  of common  stock,  $.01 par value  outstanding  as of May 1,  2003:
895,009

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1: Financial Statements

           Consolidated Statements of Condition at June 30, 2002 and
           March 31, 2003                                                 3

           Statements of Consolidated Income for the Three and Nine
           Months Ended March 31, 2003 and 2002                           4

           Statements of Consolidated Cash Flows for the Nine Months
           Ended March 31, 2003 and 2002                                  5

           Notes to Financial Statements                                  6 - 7

   Item 2: Management's Discussion and Analysis or Plan of Operations     8 - 12

   Item 3: Controls and Procedures                                        13

PART II - OTHER INFORMATION

   Item 1: Legal Proceedings                                              14

   Item 2: Changes in Securities and Use of Proceeds                      14

   Item 3: Defaults Upon Senior Securities                                14

   Item 4: Submission of Matters to a Vote of Security Holders            14

   Item 5: Other Information                                              14

   Item 6: Exhibits and Reports on Form 8-K                               14

   Signatures                                                             15

   Certifications

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                     March 31,          June 30,
                           ASSETS                                                      2003              2002
                                                                                  -------------------------------
Cash and amounts due from banks                                                   $   2,962,875     $   2,873,502
Interest- bearing deposits at other institutions                                      6,128,365         8,590,443
Mortgage-backed securities, held to maturity                                         10,982,584        10,306,936
Securities, held to maturity                                                            302,501           303,039
Loans receivable - net                                                              149,671,586       143,195,129
Loans held for sale                                                                   1,933,920           642,000
Federal Home Loan Bank stock, at cost                                                 2,421,600         2,421,600
Accrued interest receivable                                                           1,396,572         1,299,341
Property and equipment, net                                                           6,499,576         6,069,688
Mortgage servicing rights                                                                 1,218             6,788
Prepaid expenses and other assets                                                       569,949           693,583
Deferred income taxes                                                                   262,300           183,100
                                                                                  -------------     -------------
            TOTAL ASSETS                                                          $ 183,133,046     $ 176,585,149
                                                                                  =============     =============
                   LIABILITIES AND EQUITY
LIABILITIES
Deposits                                                                          $ 125,219,322     $ 116,142,046
Advances by borrowers for taxes and insurance                                           102,254                 -
Escrow accounts                                                                          27,826           657,271
Accounts payable and other liabilities                                                1,032,057         1,013,064
Advances from Federal Home Loan Bank                                                 39,350,000        42,641,665
Accrued income taxes payable                                                             48,740                 -
                                                                                  -------------     -------------
            TOTAL LIABILITIES                                                       165,780,199       160,454,046
                                                                                  -------------     -------------
Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                                    -                 -
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 895,009 (March 31, 2003) and
  905,409 shares (June 30, 2002)                                                          8,950             9,054
Paid-in capital                                                                       7,158,560         7,262,469
Retained earnings - substantially restricted                                         10,706,402         9,461,842
Note receivable from ESOP Trust                                                        (521,065)         (521,065)
Deferred MRP stock awards                                                                     -           (81,197)
                                                                                  -------------     -------------
            TOTAL EQUITY                                                             17,352,847        16,131,103
                                                                                  -------------     -------------
            TOTAL LIABILITIES AND EQUITY                                          $ 183,133,046     $ 176,585,149
                                                                                  =============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  HIGH COUNTRY BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                                           Three Months Ended        Nine Months Ended
                                                                March 31,                March 31,
                                                           2003         2002         2003         2002
                                                        ----------   ----------   ----------   ----------
Interest Income
      Interest on loans                                 $2,982,752   $2,918,427   $9,034,333   $9,124,603
      Interest on securities held-to-maturity              105,591      103,177      299,806      202,350
      Interest on other interest- bearing assets            31,295       61,011      135,402      304,203
                                                        ----------   ----------   ----------   ----------
                  Total interest income                  3,119,638    3,082,615    9,469,541    9,631,156
                                                        ----------   ----------   ----------   ----------
Interest Expense
      Deposits                                             679,172      811,514    2,135,104    2,721,993
      Federal Home Loan Bank advances                      559,787      618,916    1,785,366    1,953,663
                                                        ----------   ----------   ----------   ----------
                  Total interest expense                 1,238,959    1,430,430    3,920,470    4,675,656
                                                        ----------   ----------   ----------   ----------
                  Net interest income                    1,880,679    1,652,185    5,549,071    4,955,500

Provision for losses on loans                              117,000       60,000      291,000      175,000
                                                        ----------   ----------   ----------   ----------
                  Net interest income after provision
                        for loan losses                  1,763,679    1,592,185    5,258,071    4,780,500
                                                        ----------   ----------   ----------   ----------
Noninterest Income
      Service charges on deposits                           60,078       64,809      185,350      198,574
      Loans sold                                           268,224      204,903      743,373      684,747
      Title and escrow fees                                 61,607       78,635      169,893      277,348
      Other                                                139,541       97,336      499,256      316,505
                                                        ----------   ----------   ----------   ----------
                  Total noninterest income                 529,450      445,683    1,597,872    1,477,174
                                                        ----------   ----------   ----------   ----------
Noninterest Expense
     Compensation and benefits                             880,428      850,038    2,650,331    2,504,943
     Occupancy and equipment                               336,776      327,638    1,003,782      957,414
     Insurance and professional fees                        65,775       65,246      224,372      212,365
     Other                                                 207,123      188,503      590,470      546,568
                                                        ----------   ----------   ----------   ----------
                  Total noninterest expense              1,490,102    1,431,425    4,468,955    4,221,290
                                                        ----------   ----------   ----------   ----------
                  Income before income taxes               803,027      606,443    2,386,988    2,036,384

                  Income tax expense                       314,500      244,400      929,300      788,900
                                                        ----------   ----------   ----------   ----------
                  Net income                            $  488,527   $  362,043   $1,457,688   $1,247,484
                                                        ==========   ==========   ==========   ==========

Basic Earnings Per Common Share                         $     0.57   $     0.42   $     1.70   $     1.40
                                                        ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share                       $     0.54   $     0.41   $     1.61   $     1.37
                                                        ==========   ==========   ==========   ==========
Weighted Average Common Shares
Outstanding             Basic                              855,522      853,337      857,815      887,981
                        Diluted                            910,231      880,870      904,888      911,497

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                                  2003           2002
                                                                             ------------    ------------
Operating Activities
      Net income                                                             $  1,457,688    $  1,247,484
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                       (158,997)       (207,589)
            Premiums on investments                                                27,451          34,204
      Loss on disposition of equipment                                              1,839
      Compensation expense on Management Recognition Plan                         125,233         128,830
      ESOP market value expense                                                    99,231          53,365
      Provision for losses on loans                                               291,000         175,000
      Deferred income taxes                                                       (79,200)        (33,200)
      Depreciation                                                                363,278         352,526
      Income taxes                                                                 48,740          (5,486)
      Net change in miscellaneous assets                                           31,973        (115,498)
      Net change in miscellaneous liabilities                                     121,247         (24,080)
                                                                             ------------    ------------

            Net cash provided by operating activities                           2,329,483       1,605,556
                                                                             ------------    ------------
Investing Activities
       Net change in interest bearing deposits                                  2,462,078       1,996,167
       Net change in loans receivable                                          (7,900,380)     (1,071,923)
       Purchases of mortgage-backed securities                                 (2,528,391)    (10,924,006)
       Purchases of securities held to maturity                                      --          (303,218)
       Principal repayments of mortgage-backed securities-held-to-maturity      1,825,830       1,450,561
       Purchases of property and equipment                                       (795,005)       (358,394)
                                                                             ------------    ------------
            Net cash used by investing activities                              (6,935,868)     (9,210,813)
                                                                             ------------    ------------
Financing Activities
      Net change in deposits                                                    9,077,276      12,684,593
      Net change in escrow funds                                                 (629,445)       (133,880)
      Purchase of common stock                                                   (247,281)     (1,986,832)
      Cash dividends paid                                                        (213,127)       (214,682)
      Proceeds (payment) on FHLB advances                                      (3,291,665)     (2,791,667)
                                                                             ------------    ------------
              Net cash provided by financing activities                         4,695,758       7,557,532
                                                                             ------------    ------------
             Net change in cash and cash equivalents                               89,373         (47,725)

Cash and cash equivalents, beginning                                            2,873,502       2,759,671
                                                                             ------------    ------------
Cash and cash equivalents, ending                                            $  2,962,875    $  2,711,946
                                                                             ============    ============
Supplemental disclosure of cash flow information
Cash paid for:
     Taxes                                                                   $    874,323    $    823,228
     Interest                                                                   3,925,855       4,695,856

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003
Note 1.  Nature of Business
High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado for the purpose of becoming the holding company of Salida Building and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in August 1997 to acquire all of the common stock of Salida Building and Loan Association upon its conversion to stock form, which was completed on December 9, 1997. In November 1999, the Association incorporated a new subsidiary, High Country Title and Escrow Company. This company is offering title insurance and escrow closing services with the Association's market area. In February 2000, the name of Salida Building and Loan Association was changed to High Country Bank (the "Bank").

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2002, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and it's subsidiary High Country Title and Escrow Company. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The  accounting  policies  followed  are as set forth in Note 1. of the Notes to
Financial   Statements  in  the  2002  High  Country  Bancorp,   Inc.  financial
statements.

Note 3.  Regulatory Capital Requirements
At March 31, 2003, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2003:

Tangible Capital:
         Actual                                     $17,294,000               9.44%
         Required                                     2,748,000               1.50
         Excess                                     $14,546,000               7.94%

Core Capital:
         Actual                                     $17,294,000               9.44%
         Required                                     5,496,000               3.00
         Excess                                     $11,798,000               6.44%

Risk-Based Capital:
         Actual                                     $17,869,000              13.46%
         Required                                    10,618,000               8.00
         Excess                                     $ 7,251,000               5.46%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND MARCH 31, 2003

The Company's total assets increased by $6.5 million or 3.7% from $176.6 million at June 30, 2002 to $183.1 million at March 31, 2003. The increase in assets was due to growth in loans, mortgage-backed securities and fixed assets.

Interest-bearing deposits decreased $2.5 million from $8.6 million at June 30, 2002 to $6.1 million at March 31, 2003. The deposits were used to fund loans and purchase mortgage-backed securities.

Mortgage-backed securities classified as "held to maturity" increased from $10.3 million at June 30, 2002 to $11.0 million at March 31, 2003. The increase was due to the purchase of adjustable-rate and short term mortgage backed securities in order to improve investment yields as compared to interest-bearing deposits and lower interest rate risk. At March 31, 2003, the securities had an estimated fair value of $11.1 million.

Net loans increased $7.8 million from $143.8 million at June 30, 2002 to $151.6 million at March 31, 2003. During the nine months ended March 31, 2003, single family mortgage loans increased $4.3 million, commercial non-mortgage loans $2.7 million, single family construction loans $2.5 million, and commercial real estate loans $1.4 million. Auto loans decreased $1.8 million and land loans $1.1 million during the same period. Refinancing activity due to low interest rates, local construction activity and seasonal commercial loan demand has helped loan originations. Auto loans decreased due to increased competition from local dealerships and land loans decreased due to pay-downs of development loans.

During the nine months ended March 31, 2003, the Bank sold $45.7 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At March 31, 2003, loans held for sale were $1.9 million. The loans are valued at the lower of cost or market.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
nonperforming assets at the dates indicated.

                                                               March 31,        June 30,
                                                                  2003            2002
                                                               -------------------------
                                                                    (In thousands)
Loans accounted for on a nonaccrual basis:
 Real estate:
    One- to four-family.....................................  $      --         $     --
    Commercial..............................................      1,396               --
    Land development........................................         --               --
 Consumer...................................................         --               63
 Commercial.................................................        291              257
 Other......................................................         --               --
                                                              ---------         --------
        Total...............................................      1,687              320
                                                              ---------         --------
Accruing loans delinquent 90 days or more:
 Real estate:
    One- to four-family.....................................  $   1,019         $    360
    Commercial..............................................      1,009              729
    Land development........................................         --              218
 Consumer...................................................         98               --
 Commercial.................................................        442               --
 Other......................................................         --               --
                                                              ---------         --------
        Total...............................................      2,568            1,307
                                                              ---------         --------

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            Total nonperforming loans.......................      4,255            1,627
                                                              ---------         --------
Repossessed assets..........................................         80               69
                                                              ---------         --------
Total nonperforming assets..................................  $   4,335         $  1,696
                                                              =========         ========
Total nonperforming loans as a
  percentage of total net loans.............................      2.84%             1.14%
                                                              =========         ========
Total nonperforming assets as a
  percentage of total assets................................      2.37%             0.96%
                                                              =========         ========

As of March 31, 2003 and June 30, 2002, the non-performing loans in the Bank's portfolio were $4.3 and $1.6 million, respectively. The increase was primarily due to the addition of five loans secured by commercial real estate totaling $1.4 million, six loans secured by single family residences totaling $763,000 and six loans to one tourism related company totaling $638,000. Many of these borrowers were adversely impacted in the summer of 2002 by a major drought and nearby forest fires which had a negative effect on the local tourism economy. The tourism related company with loans totaling $638,000 has received SBA disaster assistance funding which will bring these loans current. The largest non-performing loan totals $729,000 and is a business purpose loan secured by two single family residences and vacant land. No loss is expected on this loan. The total non-performing loans at March 31, 2003 included 38 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos. Seven of the non-performing loans totaling $2.1 million, are involved with bankruptcy proceedings or in foreclosure.

Except as discussed below, the Bank had no loans not classified as non-performing or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-performing or restructured. The Bank maintains an internal watch list which includes these loans. As of March 31, 2003, the majority of the watch list was seven loans totaling $2.8 million to two tourism related businesses. The Bank restructured one borrower's three loans totaling $2.1 million to below market interest rates as a result of an SBA loan. The $629,000 SBA loan allowed the Bank's loans to be brought current and repaid a portion of the loans. Each of this borrower's loans is also classified as a troubled debt restructure. A second borrower has four loans totaling $659,000 which were added to the internal watch list due to cash flow problems associated with a slow tourism season. Repayment to avoid nonperformance is expected to occur through retail sales in the upcoming summer tourism season. These loans are secured by equipment, inventory and commercial real estate. Although a specific allowance for loss has not been established on these loans, management considered the potential risk of loss on these loans in establishing the provision for loan losses for the nine months ended March 31, 2003.

The allowance for loan losses totaled $1.7 million at March 31, 2003 and $1.5 million at June 30, 2002. At March 31, 2003 and June 30, 2002, the ratio of the allowance for loan losses to net loans was 1.10% and 1.03%, respectively. During the nine months ended March 31, 2003, there was $121,000 of loans charged off and $5,000 in recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

Property and equipment increased a net $430,000 from $6.1 million at June 30, 2002 to $6.5 million at

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

March 31, 2003. The majority of the increase was for the purchase of land for a new branch site in Buena Vista, Colorado. The new branch is expected to be completed in 2004 and will replace the current Buena Vista branch office.

Escrow accounts decreased from $657,000 at June 30, 2002 to $28,000 at March 31, 2003. The decrease was due to a change at High Country Title and Escrow Company which limited escrow closing services and the associated accounts.

Advances from the Federal Home Loan Bank decreased to $39.4 million at March 31, 2003 from $42.6 million at June 30, 2002. Funds from deposits were used to pay-off maturing advances.

On November 19, 2002, the Company paid dividends of $0.25 per share. In March 2003, the Company repurchased 3,400 shares at a cost of $84,000. For the nine months ending March 31, 2003, the Company has repurchased 10,400 shares at a cost of $247,000. On November 3, 2001, the Company announced a plan to repurchase up to 10% or 92,221 shares of the outstanding stock. Since that date, the Company has repurchased 27,200 shares at a cost of $529,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

Net Income. The Company's net income for the three months ended March 31, 2003 was $489,000 compared to $362,000 for the three months ended March 31, 2002. The increase in net income resulted primarily from increased net interest and non-interest income which offset increased provision for losses on loans, non-interest expense and income tax expense.

Net Interest Income. Net interest income for the three months ended March 31, 2003 was $1.9 million compared to $1.7 million for the three months ended March 31, 2002. Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets. The average yield on interest earning assets decreased from 7.71% for the three months ended March 31, 2002 to 7.29% for the three months ended March 31, 2003. The decrease due to loans refinancing at lower rates was partially offset by reinvestment since March 2002 of low yielding Federal Home Loan Bank Overnight Deposits into slightly higher earning mortgage backed securities. The average cost of interest bearing liabilities also decreased from 3.94% for the three months ended March 31, 2002 to 3.24% for the three months ended March 31, 2003. The decrease in costs was due to lower deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.77% for the three months ended March 31, 2002 to 4.05% for the three months ended March 31, 2003.

Provision for Losses on Loans. The provision for loan loss was $117,000 for the three months ended March 31, 2003 as compared to $60,000 for the three months ended March 31, 2002. The increase was the result of provisions for loans impacted by the drought and loan charge offs.

Non-interest Income. Non-interest income was $529,000 for the three months ended March 31, 2003 as compared to $446,000 for the three months ended March 31, 2002. The majority of the increase is tied to increased loans sold and an increase in other income due to higher loan origination fees. Continued low mortgage loan interest rates have aided single family mortgage loan activity. However, gains on loans sold may be reduced in the future if interest rate increases cause a reduction in loan originations.

Non-interest Expenses. Non-interest expenses increased $59,000 to $1.5 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The majority of the increase was in compensation and benefit expense. The increase is tied to additional employees and higher benefit fees as compared to the previous year. Occupancy and other expenses increased due to growth.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2003 AND
2002

Net Income. The Company's net income for the nine months ended March 31, 2003 was $1.5 million compared to $1.2 million for the nine months ended March 31, 2002. The increase in net income resulted primarily from increased net interest and non-interest income which offset increased compensation, occupancy and other operating expenses.

Net Interest Income. Net interest income for the nine months ended March 31, 2003 was $5.5 million compared to $5.0 million for the nine months ended March 31, 2002. Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets. The average yield on interest earning assets decreased from 8.13% for the nine months ended March 31, 2002 to 7.46% for the nine months ended March 31, 2003. The decrease due to loans refinancing at lower rates was partially offset by reinvestment since March 2002 of low yielding Federal Home Loan Bank Overnight Deposits into slightly higher earning mortgage backed securities. The average cost of interest bearing liabilities also decreased from 4.36% for the nine months ended March 31, 2002 to 3.45% for the nine months ended March 31, 2003. The decrease in average cost is due to less reliance on higher costing FHLB advances and lower deposit rates. The interest rate spread increased from 3.77% for the nine months ended March 31, 2002 to 4.01% for the nine months ended March 31, 2003.

Non-interest Income. Non-interest income increased from $1.5 million for the nine months ended March 31, 2002 to $1.6 million for the nine months ended March 31, 2003. The increase is primarily due to higher other income which primarily consists of loan origination fees and higher income from loan sales.

Since March 2002, the Bank increased loan origination fees and started charging fees for all loans. The increase was offset by lower title and escrow fees which decreased due to a reduction in closing services at High Country Title and Escrow Company.

Non-interest Expense. Non-interest expense increased from $4.2 million for the nine months ended March 31, 2002 to $4.5 million for the nine months ended March 31, 2003. The majority of the increase was in compensation and benefit expense. The increase is tied to additional employees and higher benefit fees as compared to the previous year. Occupancy and other expenses increased due to growth.

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

     Date     May 5, 2003                  /s/  Larry D. Smith
              -----------                  -------------------------------------
                                           Larry D. Smith
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



      Date     May 5 2003                  /s/  Frank L. DeLay
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

Date: May 5, 2003
                                         /s/ Larry D. Smith
                                         -------------------------------------
                                         Larry D. Smith
                                         President and Chief Executive Officer

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

Date:  May 5, 2003

                                        /s/ Frank L. DeLay
                                        -------------------------------
                                        Frank L. DeLay
                                        Chief Financial Officer