Form 10KSB
period 2003-06-30
HIGH COUNTRY BANCORP INC
filed 2003-09-29
CIK 1044676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the Fiscal Year Ended June 30, 2003.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to __________

                         Commission File Number: 0-23409
                                                 -------

                           HIGH COUNTRY BANCORP, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          COLORADO                                               84-1438612
-------------------------------                                ----------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

7360 WEST US HIGHWAY 50, SALIDA, COLORADO                            81201
 ----------------------------------------                          ----------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year: $14,832,150

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($31.15) per share on September 15, 2003), was approximately $16,545,914. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of September 15, 2003, there were issued and outstanding 901,704 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003 (Parts II and III).

     2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     HIGH COUNTRY BANCORP, INC. High Country Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado in August 1997 for the purpose of becoming a savings and loan holding company for Salida Building and Loan Association which changed its name to High Country Bank (the "Bank") in February 2000. On December 9, 1997, the Bank consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its initial public offering of common stock. The Company engages in no significant activity other than investing the proceeds of the offering of Common Stock which it retained, holding the stock of the Bank and operating the business of a savings and loan association through the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

     The Company's executive offices are located at 7360 West US Highway 50, Salida, Colorado. Its telephone number is (719) 539-2516.

     HIGH  COUNTRY  BANK.  The  Bank  is a  federal  stock  savings  association operating through offices located in the towns of Salida, Buena Vista and Leadville, Colorado and serving Chaffee, Lake, Western Fremont and Saguache Counties in Colorado. The Bank also maintains a loan production office in Canon City, Colorado. The Bank was chartered in 1886 as the first state-chartered building and loan association in Colorado. The Bank received federal insurance of its deposit accounts and became a member of the Federal Home Loan Bank ("FHLB") of Topeka in 1937. The Bank became a federally chartered association on August 16, 1993 under the name of Salida Building and Loan Association.
Effective December 9, 1997, the Bank became a stock savings and loan association. The Company's subsidiary, High Country Title and Escrow Company, offers title insurance and escrow closing services within the Bank's market area. At June 30, 2003, the Bank had total assets of $187.4 million, loans receivable (net) of $152.6 million, total deposits of $129.2 million and stockholders' equity of $17.7 million.

     Historically, the Bank has operated as a traditional savings institution by emphasizing the origination of loans secured by one- to four-family residences. Since fiscal 1996, the Bank has significantly increased its origination of consumer, commercial business and commercial real estate loans, including loans for the purchase and development of raw land, most of which loans have been originated in its market area.

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

     The Bank's executive offices are located at 7360 West US Highway 50, Salida, Colorado 81201-0309 and its main telephone number is (719) 539-2516.

     LENDING ACTIVITIES

     GENERAL. The Bank's loan portfolio, net, totaled $152.6 million at June 30, 2003, representing 81.46% of total assets at that date. Substantially all loans are originated in the market area. At June 30, 2003, $64.9 million, or 42.55%of the Bank's gross loan portfolio consisted of one- to four-family, residential mortgage loans. Construction loans of residential real estate and commercial real estate were $12.7 million or 8.30% of the banks gross loan portfolio. Other loans secured by real estate include commercial real estate loans which amounted to $37 million or 24.30% of the gross loan portfolio and land and land development loans, which amounted to $9.0 million or 5.89% of the gross loan portfolio at June 30, 2003. The Bank also originates commercial business loans and consumer loans, most of which are automobile loans. At June 30, 2003, consumer loans totaled $11.2 million, or 7.34% of the gross loan portfolio, and commercial business loans totaled $22.0 million or 14.39% of the gross loan portfolio.

     LOAN PORTFOLIO COMPOSITION. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2003, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                  At June 30,
                                 --------------------------------------------
                                          2003                    2002
                                 --------------------    --------------------
                                  Amount          %       Amount          %
                                 --------       -----    --------       -----
                                               (Dollars in thousands)
Mortgage Loans:
  One- to four-family ........   $ 64,955       42.55%   $ 59,809       41.58%
  Commercial .................     37,127       24.32      35,549       24.71
  Construction ...............     12,671        8.30       9,412        6.54
  Land and land development ..      8,994        5.89      11,244        7.82
                                 --------      ------    --------      ------
     Total mortgage loans ....    123,747       81.06     116,014       80.65
                                 --------      ------    --------      ------
Consumer loans ...............     11,205        7.34      13,677        9.51
Loans on savings accounts ....        799        0.52         767        0.53
Commercial loans .............     21,961       14.39      18,611       12.94
Other loans ..................        403        0.26          59        0.04
                                 --------      ------    --------      ------
     Total loans .............    158,115      103.58     149,128      103.67
                                 --------      ------    --------      ------

Less:
  Undisbursed loans in process      3,249        2.13       3,195        2.22
  Deferred fees and discounts         703        0.46         611        0.42
  Allowance for losses .......      1,508        0.99       1,485        1.03
                                 --------       -----    --------       -----
Loan portfolio, net ..........   $152,655      100.00%   $143,837      100.00%
                                 ========      ======    ========      ======

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2003 regarding the dollar amount of mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity.

                                            Due after
                            Due during      1 through       Due after
                          the year ending  5 years after  5 years after
                           June 30, 2003  June 30, 2003  June 30, 2003   Total
                           -------------  -------------  -------------   -----
                                                  (In thousands)

Mortgage loans:
  One-to-four-family .........   $ 3,655      $ 5,927       55,373      $64,955
  Commercial .................     7,841        5,901       23,385       37,127
  Construction ...............    12,671            0            0       12,671
  Land and land development...     2,305        3,819        2,870        8,994
                                 -------      -------      -------     --------
    Total ....................   $26,472      $15,647      $81,628     $123,747
                                 =======      =======      =======     ========


     The next table sets forth at June 30, 2003, the dollar amount of all mortgage loans which have predetermined interest rates and have floating or adjustable interest rates.

                               Predetermined      Floating or
                                  Rates         Adjustable Rates
                              --------------    ----------------
                                       (In thousands)

Mortgage loans:
  One-to four-family ..........  $ 48,790         $ 16,165
  Commercial ..................  $ 35,019         $  2,108
  Construction ................  $ 12,671         $      0
  Land and land development....  $  6,890         $  2,104
                                 --------         --------
    Total .....................  $103,370         $ 20,377
                                 ========         ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     LOAN FEES AND SERVICING. The Bank receives fees in connection with loan applications, late payments and for miscellaneous services related to its loans. The Bank also charges a fee on loan originations generally 1.00% to 2.00% of the principal balance. As of June 30, 2003, the Bank serviced $2.9 million in loans for the Federal Home Loan Mortgage Corporation ("FHLMC").

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties where the majority are located in its primary market area. At June 30, 2003, $65.0 million, or 42.55%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $16.2 million, or 24.96%, carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $150,000.

     The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). For the year ended June 30, 2003, the Bank increased ARM originations significantly through competitive pricing in comparison with fixed-rate mortgage loans. The one- to four-family residential ARM loans increased from $14.0 million at June 30, 2002 to $16.2 million at June 30, 2003. Most fixed-rate mortgage loans are originated for terms of 15 or 30 years. ARMs are originated for terms of up to 30 years. The Bank's ARMs have interest rates that adjust every year, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the rate on one-year U.S. Treasury securities, adjusted to a constant maturity. The current margin is two and one-half percentage points. Historically, all loans originated by the Bank have been retained in the Bank's loan portfolio. The Bank began selling new loans to the FHLMC in April 1999. For the years ended June 30, 2003 and 2002, the Bank sold fixed-rate loans of $65.7 million and $50.9 million, respectively, to the FHLMC.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to a maximum of 80% of the lesser of the appraised value of the underlying property or its purchase price. For those few loans where the loan-to-value ratio exceeds 80%, the Bank generally requires private mortgage insurance.

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

     The Bank also originates second mortgage loans and home equity lines of credit primarily for its existing one- to four-family first mortgage customers. At June 30, 2003, $9.8 million or 6.19% of the Bank's gross loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are usually fully amortized over the term of the loan. Home equity loans are underwritten with terms of 20 years with an adjustable rate based on prime. Second mortgages and home equity loans are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens.

     CONSTRUCTION LOANS. The Bank offers construction financing to qualified borrowers for construction primarily of single-family residential properties and to qualified borrowers for construction of commercial properties. The Bank provides financing to one builder for the construction of no more than four homes at a time. Construction loans are generally limited to a maximum loan-to-value ratio of 75% of the appraised value of the property on an "as-completed" basis. The Bank attempts to structure its residential construction loans so that they convert to a permanent loan. Loans to finance the construction of residential property on a speculative basis are offered. The Bank limits the origination of construction loans to borrowers and developers with whom the Bank has had substantial prior experience due to the significant time and other risks associated with originating and monitoring construction loans.

     Loan proceeds are disbursed during the construction phase (a maximum of 12 months) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 2003, $12.7 million, or 8.30%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties and commercial properties. Approximately 80% of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area, limiting the aggregate amount of outstanding construction loans and imposing a lower loan-to-value ratio requirement than required for one- to four-family mortgage loans.

     LAND AND LAND DEVELOPMENT LOANS. The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale for building sites. Such loans are secured by a lien on the property, are generally limited to 70% of the developed value of the secured property and are typically made for a period of one-year, renewable based on negotiations with the Bank. Most land development loans are expected to be fully paid off five years after the original date of the loan. The Bank generally requires semi-annual interest payments during the term of the land loan. The amount of funds available under the Bank's land development loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are sold and liens released. The majority of the Bank's land development loans are secured by property located in its primary market area. In addition, the Bank obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 2003, the Bank had $9.0 million of land development loans, which constituted 5.69% of the gross loan portfolio at such date. This total includes one loan of $1.9 million, which is the Bank's largest outstanding loan. The Bank originated $4.0 million and $5.1 million in land development loans during fiscal 2003 and fiscal 2002, respectively. The 2003 fiscal year originations included land development loans of $1.4 million and $1.2 million. Land development loans generally involve a higher degree of risk than residential mortgage lending in that there are large loan balances to single borrowers, and the initial estimate of the property value at completion may be inaccurate due to market variations and the difficulty in selling lots for home building. The success of such land development projects is sensitive to changes in supply and demand conditions in the local housing market, as well as regional and economic conditions generally. The Bank also grants loans secured by raw land such as cattle ranching acreage and acreage or lots for residential construction loans. The maximum loan-to-value is generally 65%.

     COMMERCIAL REAL ESTATE LOANS. At June 30, 2003, loans secured by commercial real estate properties totaled $37.1 million, and represented 24.32% of the Bank's gross loan portfolio. Commercial real estate loans are secured by ranches, motels, small office buildings, retail stores and other nonresidential property. Some of the Bank's commercial real estate loans are made to local businesses connected to the tourism and recreational industries, which predominate in the Bank's primary market area. At June 30, 2003, the Bank's three largest commercial real estate loans over one million dollars were a $1.4 million loan secured by two full service gas stations, a $1.3 million loan secured by a motel in Gunnison, Colorado and a $1.1 million loan secured by a motel in Salida, Colorado. Most of the Bank's commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 2003.

     Commercial real estate loans are underwritten on either a fixed or adjustable-rate basis. Commercial real estate loans generally have a maximum 20-year amortization, with a three to five year maturity. Adjustable-rate commercial and multi-family mortgages are indexed to the prime rate and adjust on an annual basis. Loan-to-value ratios usually do not exceed 75% of the appraised value of the underlying property. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information.

     Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project or business. These risks can be significantly affected by business conditions and by supply and demand conditions in the market, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to management.

     With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 2003, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $2.9 million. At June 30, 2003, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $2.5 million and consisted of two loans, including a $1.9 million land development loan and a $605 thousand single family construction loan. The largest single loan outstanding was a $1.9 million loan secured by a land development property, which is discussed above.

     COMMERCIAL BUSINESS LOANS. At June 30, 2003, the Bank had $22.0 million in commercial business loans which represented 14.39% of the Bank's gross loan portfolio. The Bank is permitted to invest up to 20% of its assets in commercial loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area, including those connected to the tourism industry, such as recreational vehicle ("RV") dealers, rafting companies and other tourist-related businesses. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. From time to time, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. At June 30, 2003, the Bank had an auto dealer floor-plan loan of $1.8 million and an equipment loan of $1.7 to a heavy equipment contracting company. Commercial business loans usually carry a fixed-rate and generally have a term for a maximum of five years.

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

     CONSUMER LOANS. The Bank's consumer loans, which totaled $12.4 million or 8.12% of the gross loan portfolio at June 30, 2003, includes primarily loans secured by deposit accounts, automobile loans and other personal loans, which represented 52%, 7.34%and .26% of its total loan portfolio, respectively, at June 30, 2003. The Bank also makes RV and boat loans, equipment loans and home improvement loans pursuant to its consumer lending authority.

     The Bank makes deposit account loans up to 95% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the account and the account must be pledged as collateral to secure the loan. Savings account loans are secured by demand notes and interest is due on a quarterly basis. The Bank's automobile loans are generally underwritten in amount up to the purchase price of the automobile or 80% of the retail value as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months and vary depending on the age of the vehicle securing the loan. The Bank usually requires the borrower to insure the automobile under a policy listing the Bank as loss payee. The Bank also makes unsecured personal loans.

     The Bank intends to continue to emphasize the origination of commercial business loans and consumer loans. Commercial business loans and consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans or commercial business loans which are unsecured or secured by rapidly depreciable assets such as automobiles and inventory. In such cases, any repossessed collateral for a defaulted consumer loan or commercial business loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy for consumer loans, and economic conditions for commercial business loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. These additional risks could result in the Bank experiencing increased delinquencies, thereby incurring additional losses from its consumer and commercial business lending activities. The Bank tightens its underwriting standards accordingly with deteriorating economic conditions.

     LOAN SOLICITATION AND PROCESSING. The Bank's mortgage loans have generally been originated by its loan officers, branch managers and senior management officials. Loan originations are obtained from a number of sources, including existing and past customers, members of the local community and established builders and realtors within the Bank's market area. Upon receipt of a loan application from a prospective borrower, the Bank reviews the information provided and makes an initial determination as to whether certain basic underwriting standards regarding the type of property, debt-to-income ratios and other credit concerns are satisfied. A credit report, employment history and other evidence is obtained to verify certain specific information relating to the loan applicant's employment, income and credit standing. For real estate loans, an appraisal of the property intended to secure the loan is undertaken by an independent appraiser approved by the Bank. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans and to obtain a title insurance which insures that the property is free of prior encumbrances. The borrower must also obtain paid flood insurance when the property is located in a flood plain as designated by the Federal Government. It is the Bank's policy to record a lien on the real estate securing the loan. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     Residential mortgage loans in amounts of up to $322,700 may be approved by two members of the Bank's Loan Committee. Residential mortgage loans between $322,700 and $500,000 may be approved by three members of the Bank's Loan Committee. Residential mortgage loans over $500,000 must be approved by three members of the Bank's Loan Committee and the majority of the Board of Directors.

     Consumer loans up to $30,000 may be approved by the Consumer Loan Manager. Branch Managers may approve loans up to $10,000. Two members of the Loan Committee may approve loans between $30,000 and $100,000. Four members of the Loan Committee may approve consumer loans over $100,000.

     Commercial real estate and non-mortgage commercial loans up to $500,000 may be approved by three members of the Loan Committee. Loans in excess of $500,000 must be approved by the majority of the Board of Directors. The Bank's approval process also contains conditions of approval for loans over $100,000 and $500,000 in the aggregate.

     The Bank's Loan Committee consists of the various department lending officers, senior management, as well as the Board of Directors.

     Loan applicants are promptly notified in writing of the Bank's decision. If the loan is approved, the notification will provide that the Bank's commitment will generally terminate within 30 days of the approval. It has been the Bank's experience that substantially all approved loans are funded.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Historically, most loans originated by the Bank have been held in the Bank's portfolio until maturity. On an ongoing basis, the Bank sells new fixed-rate single-family residential loans to the FHLMC. The sales to the FHLMC were done to increase fee income, lower interest rate risk and compete with mortgage bankers.

     The following table sets forth certain information with respect to the Bank's loan origination activity for the periods indicated. The Bank purchased one loan in the 2003 fiscal year.

                                                For the year ended June 30,
                                                ---------------------------
                                                  2003             2002
                                                ---------        ---------
                                                      (In thousands)

Net loans, beginning of period ...............  $ 143,837        $ 136,834


Origination by type:
--------------------

Mortgage loans:
  One- to four-family ........................    115,128           90,401
  Commercial .................................      7,706           11,837
  Land development ...........................      4,041            5,089
Consumer loans ...............................      7,115            9,251
Loans on savings accounts ....................        622              822
Commercial loans .............................     12,422            9,140
    Total loans originated ...................    147,034          126,540
Loans purchased ..............................        325               50
Loans sold ...................................    (66,980)         (50,882)
                                                ---------        ---------
Repayments ...................................    (71,162)         (68,414)
                                                ---------        ---------
Decrease (increase) in other items, net ......       (399)            (291)
                                                ---------        ---------
    Net increase in loans receivable, net.....      8,818            7,003
                                                ---------        ---------
Net loans, end of period .....................  $ 152,655        $ 143,837
                                                =========        =========


     NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Mortgage loans which are delinquent fifteen days incur a late fee of 5.0% of principal and interest due. Consumer and Auto loans incur a $30 late fee for payments which are ten days past due. Commercial non-mortgage loans that are ten days delinquent incur a late fee of 5% of the principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements included in the Company's 2003 Annual Report to Stockholders.

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

                                                At June 30,
                                             ---------------
                                              2003     2002
                                             ------   ------
                                              (In thousands)
Loans accounted for on a nonaccrual basis:
 Real estate:
    One- to four-family ..................   $   --   $   --
    Commercial ...........................       --       --
    Land development .....................       --       --
 Consumer ................................       --       63
 Commercial ..............................       --      257
 Other ...................................       --       --
                                             ------   ------
        Total ............................        0      320
                                             ------   ------

Accruing loans delinquent 90 days or more:
 Real estate:
    One- to four-family ..................   $  545   $  360
    Commercial ...........................    1,688      729
    Land development .....................       61      218
    Consumer .............................      134       --
    Commercial ...........................      524       --
    Other ................................        0       --
                                             ------   ------
        Total ............................    2,952    1,307
                                             ------   ------
            Total nonperforming loans ....    2,952    1,627
                                             ------   ------
Repossessed assets .......................      171       69
                                             ------   ------
Total nonperforming assets ...............   $3,123   $1,696
                                             ======   ======
Total nonperforming loans as a
  percentage of total net loans...........     2.05%    1.18%
                                             ------   ------
Total nonperforming assets as a
  percentage of total assets..............     1.67%    0.96%
                                             ======   ======

     At June 30, 2003, the Bank had $3.1 million in loans outstanding that were classified as nonperforming, of which $61 thousand were land loans, $1.7 million were commercial real estate loans, $524 thousand were commercial loans, $545 thousand were by one- to four-family loans and $88 thousand were automobile loans. The largest nonperforming loan is a $735 thousand commercial purpose loan secured by a single-family residence and vacant land.

     For the year ended June 2003, the banks primary lending area continued to be affected by the severe drought and forest fires which negatively impacted the 2002 summer season for the local tourist economy. Local businesses affected included motels, rafting companies, recreational businesses, and retailers. Many of these businesses experienced significantly reduced sales in 2002. Due to the poor tourist season in 2002, a number of these loans are currently classified as non-performing.

     The Small Business Administration declared this area eligible for disaster relief loans and has helped many of the local businesses with low interest rate, long term loans, as well as some grants. The Bank has been responsive to several of the Bank's borrowers who were affected by the drought to continue their business operations.

     Although the 2003 tourist season was much improved, it will take these borrowers several years of normal business operations to improve. The Bank feels that by working with these borrowers, that there is an opportunity for the borrowers to repay the loans.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or reclassification. At June 30, 2003, the Bank had $5.1 million in assets classified as special mention, $7.0 million in assets classified as substandard, $87 thousand in assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. During the year ended June 30, the Bank established a provision for loan losses of $577 thousand in order to maintain the level of the allowance for loan losses at approximately $1.5 million as the Bank had $554 thousand of net charge-offs during the year.

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

     The Bank's policy includes an analysis of individual commercial loans. The loans analyzed include all commercial loans of $100,000 or greater secured by business assets other than real estate; all commercial real estate loans of $500,000 or greater; all land development loans of $500,000 or greater; and all unsecured loans and loans secured by vehicles $100,000 or greater. Once the loans to be analyzed have been identified, an impairment test on each individual loan is conducted using the fair value of collateral less costs to sell method. High Country Bank utilizes a comprehensive worksheet for each loan being reviewed which includes the description of why the loan was selected for individual review, the measurement calculation, a comparison to the current loan balance and the rationale for the impairment measurement technique used. Such method includes determining the value of the collateral by use of appraisals, valuation assumptions, financial statements, and tax returns. Furthermore, the bank will consider the supporting rational for adjustments for quality, expertise and independence to the appraisal valuations, financial statements and current economic conditions.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                     Year Ended June 30,
                                     ------------------
                                      2003       2002
                                     -------    -------
                                    (Dollars in thousands)

Balance at beginning of period ...   $ 1,485    $ 1,348
                                     -------    -------
Charge-offs:
  Real estate:
    One- to four-family ..........       (22)        --
    Multi-family .................                   --
    Non-residential ..............      (226)        --
    Construction .................                   --
  Consumer .......................      (142)       (78)
  Commercial .....................      (175)       (27)
                                     -------    -------
                                        (565)      (105)
                                     -------    -------
Recoveries .......................        11          6
                                     -------    -------
Net recoveries (charge-offs) .....      (554)       (99)
                                     -------    -------
Additions charged to operations ..       577        236
                                     -------    -------
Balance at end of period .........   $ 1,508    $ 1,485
                                     =======    =======
Allowance for loan losses
  to total nonperforming loans at
  end of period...................     51.08%     91.27%
                                     =======    =======
Allowance for loan losses to
  net loans at end of period......      1.02%      1.03%
                                     =======    =======

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                    June 30,
                                   -------------------------------------------
                                          2003                   2002
                                   --------------------   --------------------
                                            Percent of           Percent of
                                             Loans in             Loans in
                                            Category to          Category to
                                   Amount   Total Loans   Amount  Total Loans
                                   ------   -----------   ------  -----------
                                            (Dollars in thousands)

Mortgage loans:
    One-to-four-family .........   $   60      42.55%    $   61      41.58%
    Commercial .................      445      24.32        164      24.71
    Construction ...............        0       8.30          0       6.54
    Land and land development...       33       5.89          8       7.82
Consumer loans .................      241       7.34        275       9.51
Loans on Savings Accounts ......        0        .52          0        .53
Commercial loans ...............      729      14.39        977      12.94
Other Loans ....................        0        .26          0        .04
                                   ------                ------
                                   $1,508                $1,485
                                   ======                ======

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

     The Bank makes investments in order to manage cash flow, diversify its assets, obtain yield, for asset/liability management purposes and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of interest-bearing deposits and securities issued by the U.S. Treasury. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases must be approved by the Bank's Investment Committee. The Board of Directors reviews all securities transactions on a monthly basis.

     Pursuant to SFAS No. 115, the Bank had no securities classified as "available for sale" at June 30, 2003 and 2002. Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be affected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     INTEREST BEARING DEPOSITS. Interest bearing deposits represent deposits at the FHLB of Topeka. At June 30, 2003, the Bank's deposits included $5.8 million in overnight deposits and $1.7 million in an interest-earning demand deposit account. In the upcoming months, these funds may be used for FHLB advance repayment, seasonal deposit withdrawals, loan demand and investment purchases.

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

     The Bank's investment securities portfolio consists primarily of $10.2 million in mortgage-backed securities of which nearly all of them had adjustable rates at June 30, 2003. The Bank makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                     At June  30,
                                  -----------------
                                    2003      2002
                                  -------   -------
                                    (In thousands)

County bonds ..................   $   302   $   303
Interest-bearing deposits .....     7,492     8,590
Mortgage-backed securities ....    10,168    10,307
Federal Home Loan Bank stock...     2,422     2,422
                                  -------   -------
      Total ...................   $20,384   $21,622
                                  =======   =======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 2003.


                                        One Year or Less       One to Five Years      Over Five Years     Total Investment Portfolio
                                        ----------------       -----------------      ---------------     --------------------------
                                               Weighted                 Weighted                Weighted                Weighted
                                       Book     Average       Book       Average      Book       Average      Book      Average
                                       Value     Yield        Value       Yield       Value       Yield      Value       Yield
                                       -----     -----        -----       -----       -----       -----      -----       -----
                                                                            (Dollars in thousands)

County bonds .......................  $   --        --%       $   202      3.38%      $   100      4.25%     $   302      3.67%
Interest-bearing deposits ..........   7,492      1.07             --        --            --        --        7,492      1.07
Mortgage-backed securities .........      --        --             --        --        10,168      4.00       10,168      4.00
Federal Home Loan Bank stock........      --        --             --        --         2,422      4.19        2,422      4.09
                                      ------                  -------                 -------                -------
  Total investment securities.......  $7,492                  $   202                 $12,690                $20,384      3.39
                                      ======                  =======                 =======                =======      ====

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the Federal Home Loan Bank of Topeka.

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

                                Balance at                              Balance at
                                 June 30,        % of        Increase    June 30,         % of
                                   2003         Deposits    (Decrease)     2002         Deposits
                                   ----         --------    ----------     ----         --------
                                                       (Dollars in thousands)
Noninterest bearing demand....   $   9,215         7.13%     $  1,884    $   7,331         6.31%
NOW accounts .................      19,593        15.16        (3,139)      22,732        19.57
Money market and savings .....      35,851        27.75         7,576       28,275        24.35
Certificates of deposits .....      42,327        32.76         2,847       39,480        33.99
Jumbo certificates ...........      22,230        17.20         3,906       18,324        15.78
                                 ---------       ------      --------    ---------       ------
                                 $ 129,216       100.00%     $ 13,074    $ 116,142       100.00%
                                 =========       ======      ========    =========       ======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                                    Year Ended June 30,
                                                        ---------------------------------------------
                                                                 2003                  2002
                                                        ---------------------  ----------------------
                                                        Average     Average    Average     Average
                                                        Balance      Rate (1)  Balance        Rate
                                                        -------     ---------  -------     ----------
                                                                   (Dollars in thousands)

         Noninterest bearing demand...................  $  9,379        0.00%  $  8,504       0.00%
         NOW..........................................    21,896        1.76     20,922       1.04
         Money market and savings.....................    29,206        1.40     26,051       1.87
         Certificates of deposits.....................    39,378        3.61     36,379       4.88
         Jumbo certificates...........................    22,207        3.70     19,679       5.05
                                                       ---------               --------
             Total.................................... $ 122,066        2.17   $111,535       3.11
                                                       =========               ========

--------
(1) Annualized.


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2003.

                                                                         Certificates
                           Maturity Period                                of Deposit
                           ---------------                               ------------
                                                                         (In thousands)

                           Three months or less..........................  $    7,797
                           Over three through six months.................       5,034
                           Over six through 12 months....................       4,300
                           Over 12 months................................       5,100
                                                                           ----------
                           Total.........................................  $   22,231
                                                                           ==========


     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                      At June 30,
                                                              --------------------------
                                                                2003              2002
                                                              --------          --------
                                                                      (In thousands)

Opening balance.............................................  $116,142         $ 98,517
Net increase (decrease) before interest credited............    10,976           14,803
Interest credited...........................................     2,098            2,822
                                                              --------         --------
    Ending balance..........................................  $129,216         $116,142
                                                              ========         ========

Net increase (decrease).....................................  $ 13,074         $ 17,625
                                                              ========         ========

Percent increase (decrease).................................     11.26%           17.89%
                                                              =========        ========

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which at June 30, 2003, allowed borrowings of $50.1 million subject to normal collateral underwriting requirements. Advances from the FHLB of Topeka are secured by residential first mortgage loans and commercial real estate mortgage loans.

     At June 30, 2003, the Bank had an approved line of credit with the FHLB of Topeka, on which the Bank has not drawn. In addition, as of June 30, 2003, the Bank had $39.3 million in FHLB advances outstanding of which $7.5 million were at interest rates which range from 5.14% to 6.91% and mature within one year; $7.0 million were at interest rates which range from 1.68% to 7.34% and mature in 2005; $6.5 million were at an interest rate of 2.17% to 6.98% and mature in 2006; $3.0 million at an interest rate which range from 4.97% to 5.31% and mature in 2007; $3.0 million were at an interest rate of 3.63% to 6.10% and mature in 2008; and $12.3 million were at an interest rate of 3.97% to 5.93% and mature after 2008.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2003, the Bank was authorized to invest up to approximately $5.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's wholly owned subsidiary, High Country Title and Escrow Company, offers title insurance and escrow closing services within the Bank's market area. As of June 30, 2003, the Bank's investment in High Country Title was $290,000 or .15% of the Bank's assets. High Country Title reported a net loss before taxes of $22,000 for the year ended June 30, 2003.

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

COMPETITION

     The Company has no significant business, except the business of the Bank. The Bank faces strong competition both in originating loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

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

     Management considers its market area for gathering deposits to be Chaffee, Lake and Western Fremont counties in Colorado. The Bank estimates that it competes with five banks, and two credit unions for deposits and loans. Based on data provided by the FDIC, the Bank estimates that as of June 2002, the latest date for which information was available, it had 37.4% of deposits held by all financial institutions in its market area.

EMPLOYEES

     As of June 30, 2003, the Bank had 74 full-time and 5 part-time employees, and High Country Title had 5 full-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     For the purposes of this regulation, Tier 1 and core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings institutions and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights. Tier 1 and core capital are generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage and nonmortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in nonincludable subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2003, the Bank had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Total capital equals the sum of core capital plus supplementary capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's allowances for loan and lease losses and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2003, the Bank had no equity investments for which OTS regulations require a deduction from total capital.

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

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 2003.

                                                                                        Percent of
                                                                     Amount             Assets  (1)
                                                                  -----------           -----------
                                                                          (Dollars in thousands)

            Tangible capital.....................................  $   17,652                 9.42%
            Tangible capital requirement.........................       2,811                 1.50
                                                                   ----------             --------
            Excess...............................................  $   14,841                 7.92%
                                                                   ==========             ========

            Core capital (2).....................................  $   17,652                 9.42%
            Core capital requirement.............................       7,495                 4.00
                                                                   ----------             --------
            Excess...............................................  $   10,157                 5.42%
                                                                   ==========             ========

            Risk-based capital...................................  $   19,160                13.84%
            Risk-based capital requirement.......................      11,074                 8.00
                                                                   ----------             --------
            Excess..............................................   $    8,086                 5.84%
                                                                   ==========             ========

-------------------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

                                                     Adequately                                  Significantly
                           Well Capitalized          Capitalized         Undercapitalized      Undercapitalized
                           ----------------          -----------         ----------------      ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more*       Less than 4.0%*         Less than 3.0%


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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Topeka stock at June 30, 2003 of $2.4 million. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. At June 30, 2003, the Bank had $31.8 million in long-term advances and $7.5 million in short-term advances.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transactions accounts of over $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2003, the Bank met its reserve requirements.

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

     At June 30, 2003, approximately 78.6% of the Bank's assets were invested in Qualified Thrift Investments as currently defined.

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

     PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                                         Ages at
                                        June 30,
Name                                      2003                Title
----                                    --------              -----
Larry D. Smith                             45                 President
Scott G. Erchul                            41                 Vice President
Frances Pasquale                           49                 Chief Financial Officer


     LARRY D. SMITH has been President of the Bank since 1991 and a Director of the Bank since 1987. He serves as the President and Chief Executive Officer of the Company and the Bank. From 1978 to 1991, he served as Controller of the Bank. He is active in the Salida school system and youth sports by serving as a coach for various sports teams and by serving on the High School Building Accountability and Business Advisory Committees. He is also involved with several organizations which promote the academic and athletic development of the youth of Salida. He is a member of the board of directors of the Midwest Conference for Community Bankers and it's past president.

     SCOTT G. ERCHUL has been a member of the Board of Directors of the Bank since 1997. He has served as Vice President of the Bank since 1991 and serves as Vice President of the Company and the Bank. His past and current community involvement include the Rotary Club, Academic Booster Club committee member and youth sports coach for football, baseball and soccer.

     FRANCES E. PASQUALE has been employed by the Bank since November 1991. She served as Controller of High Country Bank until August 2003, when she was promoted to Chief Financial Officer. She is a family person who enjoys numerous outdoor activities.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2003.

                                                           Book Value at
                         Year                Owned or         June 30,             Approximate
                        Opened                Leased          2003 (1)           Square Footage
                        ------                ------          --------           --------------
                                             (Dollars in thousands)
MAIN OFFICE:
7360 West US
Highway 50
Salida, Colorado         2000                  Owned          $ 2,841                 11,800

BRANCH OFFICES:
130 West 2nd
Salida, Colorado         1886 (2)              Owned              693                 10,750

600 Harrison
Leadville, Colorado      1978 (3)              Owned              629                  3,800

713 East Main
Buena Vista, Colorado    1996 (3)              Owned              381                  2,400

516 Hwy 24         Future Bldg Sight           Owned              603

------------------
(1)  Cost less accumulated depreciation and amortization.
(2)  The current location and building was occupied in 1974.
(3) The Bank constructed new building facilities at each of these locations in 1996.
(4)  Property held for new building

     The book value of the Bank's investment in premises and equipment totaled approximately $6.4 million at June 30, 2003. See Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
---------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2003, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

     (d)  Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans as of June 30, 2003.

                                                                                                              (c)
                                                                                                 NUMBER OF SECURITES REMAINING
                                                (a)                             (b)              AVAILABLE FOR FUTURE ISSUANCE
                                NUMBER OF SECURITIES TO BE ISSUED    WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                                 UPON EXERCISE OF OUTSTANDING           PRICE OF OUTSTANDING      PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                   OPTIONS, WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
-------------                   ---------------------------------  ----------------------------  -----------------------------
Equity compensation plans                     116,376                        $13.125                        29,099
  approved by security holders

Equity compensation plans not                       0                              0                             0
  approved by security holders

       Total                                  116,376                         13.125                        29,099


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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a)  List of Documents Filed as Part of This Report
          ----------------------------------------------

          (1)  Consolidated   Financial  Statements.   The  following  financial
               -------------------------------------
               statements of the registrant are included herein under Item 7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

               Independent Auditor's Report

                    (a) Statements of Financial Condition as of June 30, 2003 and 2002
                    (b) Statements of Income for the Years Ended June 30, 2003 and 2002
                    (c) Statements of Equity for the Years Ended June 30, 2003 and 2002
                    (d) Statements of Cash Flows for the Years Ended June 30, 2003 and 2002
                    (e)  Notes to Financial Statements

          (2)  Financial Statement Schedules. None
               ------------------------------

          (3)  Exhibits. The following exhibits are either filed as part of this
               ---------
               Annual Report on Form 10-KSB or incorporated herein by reference:

Exhibit No.         Description
-----------         -----------

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

* 10.5              Salida Building and Loan Association Long-Term Incentive
                     Plan+

* 10.6              Salida Building and Loan Association Incentive Compensation
                     Plan+

* 10.7              Employment Agreement between Salida Building and Loan
                     Association and Scott G. Erchul+

* 10.8              Guaranty Agreement between High Country Bancorp, Inc. and
                     Scott G. Erchul+

  13                Annual Report to Stockholders for the year ended June 30,
                     2003

  21                Subsidiaries

  23                Consent of Grimsley, White & Company

  31                Rule 13a-14(a) Certifications

  32                Certification Pursuant to 18 U.S.C. Section 1350

-------------
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).
+    Management contract or compensatory plan or arrangement.

         REPORTS ON FORM 8-K.
         --------------------

     The Company filed the following Current Report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2003:

 DATE OF REPORT            ITEM(S) REPORTED           FINANCIAL STATEMENTS FILED
 --------------            ----------------           --------------------------
  May 1, 2003                   7, 12                            N/A

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HIGH COUNTRY BANCORP, INC.


Date:  September 29, 2003   By:  /s/   Larry D. Smith
                                 -----------------------------------------------
                                 Larry D. Smith
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  Larry D. Smith                                Date: September 29, 2003
    -------------------------------------------
      Larry D. Smith
      President and Chief Executive Officer
      (Principal Executive and Officer)


By: /s/  Frances Pasquale                              Date: September 29, 2003
    -------------------------------------------
      Frances Pasquale
      Chief Financial Officer
      (Principal Financial and Accounting Officer)


By: /s/  Scott G. Erchul                               Date: September 29, 2003
    -------------------------------------------
      Scott G. Erchul
      Vice President and Director


By: /s/  Timothy R. Glenn                              Date: September 29, 2003
    -------------------------------------------
      Timothy R. Glenn
      Director


By: /s/  Richard A. Young                              Date: September 29, 2003
    -------------------------------------------
      Richard A. Young
      Director


By: /s/  Philip W. Harsh                               Date: September 29, 2003
    -------------------------------------------
       Philip W. Harsh
       Director