Form 10QSB
period 2003-09-30
HIGH COUNTRY BANCORP INC
filed 2003-11-13
CIK 1044676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended  September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ______________ to ______________

                         Commission file number 0-23409
                                                -------

                           High Country Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Colorado                                        84-1438612
 ------------------------------                         --------------
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

                                      N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Shares of common  stock,  $.01 par value  outstanding  as of November  12, 2003:
894,717
-------

                           HIGH COUNTRY BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated  Statements  of  Condition  at  June  30,  2003
               and September 30, 2003                                          3

               Statements of Consolidated Income for the Three Months Ended
               September 30, 2003 and 2002                                     4

               Statements  of  Consolidated  Cash  Flows for the Three
               Months  Ended September 30, 2003 and 2002                       5

               Notes to Financial Statements                               6 - 7

     Item 2:   Management's Discussion and Analysis or Plan of
               Operations                                                 8 - 10

     Item 3:   Controls and Procedures                                        11

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                              12

     Item 2:   Changes in Securities and Use of Proceeds                      12

     Item 3:   Defaults Upon Senior Securities                                12

     Item 4:   Submission of Matters to a Vote of Security Holders            12

     Item 5:   Other Information                                              12

     Item 6:   Exhibits and Reports on Form 8-K                               12

     Signatures                                                               13

                           HIGH COUNTRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
Part 1-Financial Information
Item 1. Financial Statements

                                                                     September 30,           June 30,
ASSETS                                                                   2003                  2003
                                                                 ---------------------    ----------------

Cash and amounts due from banks                                   $    4,195,102           $   5,526,577
Interest- bearing deposits at other institution                       16,587,438               7,492,254
Mortgage-backed securities, held to maturity                           8,968,507              10,168,536
Securities, held to maturity                                           3,302,768                 302,322
Loans receivable - net                                               148,342,911             150,486,042
Loans held for sale                                                      120,000               2,169,400
Federal Home Loan Bank stock, at cost                                  2,421,600               2,421,600
Accrued interest receivable                                            1,118,286               1,451,395
Property and equipment, net                                            6,386,554               6,424,978
Other real estate owned                                                1,237,500                      --
Prepaid expenses and other assets                                        714,121                 724,945
Deferred income taxes                                                    174,000                 215,400
                                                                  --------------           -------------

         TOTAL ASSETS                                             $  193,568,787           $ 187,383,449
                                                                  ==============           =============

           LIABILITIES AND EQUITY

LIABILITIES
Deposits                                                          $  135,598,837           $ 129,215,996
Advances by borrowers for taxes and insurance                             91,362
Escrow accounts                                                           11,633                      --
Accounts payable and other liabilities                                   936,202               1,116,456
Advances from Federal Home Loan Bank                                  38,325,000              39,325,000
Accrued income taxes payable                                             324,700                   3,569
                                                                  --------------           -------------

         TOTAL LIABILITIES                                           175,287,734             169,661,021
                                                                  --------------           -------------

Commitments and contingencies

EQUITY
Preferred stock- $.01 par value; authorized 1,000,000
   shares; no shares issued or outstanding                                    --                      --
Common stock-$.01 par value; authorized 3,000,000 shares;
   issued and outstanding 901,704 (September 30, 2003)
   and 892,612 (June 30, 2003)                                             9,017                   8,926
Paid-in capital                                                        7,263,453               7,142,126
Retained earnings - substantially restricted                          11,423,848              10,986,641
Note receivable from ESOP Trust                                         (415,265)               (415,265)
                                                                  --------------           -------------

             TOTAL EQUITY                                             18,281,053              17,722,428
                                                                  --------------           -------------

         TOTAL LIABILITIES AND EQUITY                             $  193,568,787           $ 187,383,449
                                                                  ==============           =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2003             2002
                                                                     ----             ----
Interest Income
       Interest on loans                                            $2,949,193         $3,031,977
       Interest on securities held-to-maturity                          72,175            100,396
       Interest on other interest- bearing assets                       51,237             57,093
                                                                    ----------         ----------

              Total interest income                                  3,072,605          3,189,466
                                                                    ----------         ----------
Interest Expense
       Deposits                                                        675,982            740,686
       Federal Home Loan Bank advances                                 530,420            635,025

              Total interest expense                                 1,206,402          1,375,711
                                                                    ----------         ----------

              Net interest income                                    1,866,203          1,813,755

Provision for losses on loans                                          165,000             97,000
                                                                    ----------         ----------
       Net interest income after provision
        for loan losses                                              1,701,203          1,716,755
                                                                    ----------         ----------
Noninterest Income
       Service charges on deposits                                      63,668             60,964
       Loans sold                                                      306,701            180,706
       Title and escrow fees                                            62,104             49,610
       Other                                                           164,844            161,441
                                                                    ----------         ----------

              Total noninterest income                                 597,317            452,721
                                                                    ----------         ----------
Noninterest Expense
       Compensation and benefits                                       962,747            870,505
       Occupancy and equipment                                         342,452            327,812
       Insurance and professional fees                                  66,775             94,418
       Other                                                           183,939            163,614
                                                                    ----------         ----------

              Total noninterest expense                              1,555,913          1,456,349
                                                                    ----------         ----------
              Income before income taxes                               742,607            713,127


              Income tax expense                                       305,400            274,800
                                                                    ----------         ----------
              Net income                                            $  437,207         $  438,327
                                                                    ==========         ==========
Basic Earnings Per Common Share                                     $     0.51         $     0.51
                                                                    ==========         ==========
Diluted Earnings Per Common Share                                  $      0.47         $     0.49
                                                                    ==========         ==========
Weighted Average Common Shares Outstanding
Basic                                                                  869,964            858,500
Effect of dilutive options                                              61,670             36,905
Diluted                                                                931,634            895,405
Dividends Paid Per Share                                                    --                 --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      2003              2002
                                                                      ----              ----
Operating Activities
       Net income                                                 $   437,207            $  438,327
       Adjustments to reconcile net income to net
        cash provided by operating activities:
       Amortization of:
       Deferred loan origination fees                                 (54,138)              (47,666)
       Premiums on investments                                         17,843                16,123
       Loss on disposition of equipment                                    --                 1,839
       Compensation expense on ESOP shares                             31,047                34,107
       Compensation expense on Management
        Recognition Plan                                                   --                48,600
       ESOP market value expense                                       55,765                24,969
       Provision for losses on loans                                  165,000                97,000
       Deferred income taxes                                           41,400               (33,200)
       Depreciation                                                   121,296               115,243
       Income taxes                                                   321,131               225,082
       Net change in miscellaneous assets                             217,933                90,687
       Net change in miscellaneous liabilities                       (211,301)              124,451
                                                                  -----------            ----------
       Net cash provided by operating activities                    1,143,183             1,135,562
                                                                  -----------            ----------

Investing Activities
       Net change in interest bearing deposits                     (9,095,184)             (479,520)
       Net change in loans receivable                               2,970,169            (1,256,057)
       Purchase of securities held-to-maturity                     (2,990,625)                   --
       Principal repayments of securities-held-to-maturity          1,172,365               585,238
       Purchases of property and equipment                            (82,872)             (106,809)
                                                                  -----------            ----------
            Net cash used by investing activities                  (8,026,147)           (1,257,148)
                                                                  -----------            ----------

Financing Activities
       Net change in deposits                                       6,382,841             2,599,508
       Net change in escrow funds                                     102,995              (590,338)
       Stock options exercised                                         65,653                    --
       Proceeds (payment) on FHLB advances                         (1,000,000)           (1,050,000)
                                                                  -----------            ----------
            Net cash provided by financing activities               5,551,489               959,170
                                                                  -----------            ----------
            Net change in cash and cash equivalents                (1,331,475)              837,584

Cash and cash equivalents, beginning                                5,526,577             2,873,502
                                                                  -----------            ----------

Cash and cash equivalents, ending                                 $ 4,195,102            $3,711,086
                                                                  ===========            ==========

Supplemental disclosure of cash flow information
Cash paid for:
       Taxes                                                               --                   --
       Interest                                                     1,219,709            1,396,721
Loans reclassified to other real estate owned                       1,111,500                   --
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at June 30, 2003, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of High Country Bank and its subsidiary High Country Title and Escrow Company. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 2003 High Country Bancorp, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At September 30, 2003, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2003:

Tangible Capital:
                     Actual          $18,139,000          9.37%
                   Required            2,905,000          1.50
                     Excess          $15,234,000          7.87%

Core Capital:
                     Actual          $18,139,000          9.37%
                   Required            5,810,000          3.00
                     Excess          $12,329,000          6.37%

Risk-Based Capital:
                     Actual          $19,540,000         14.53%
                   Required           10,755,000          8.00
                     Excess          $ 8,785,000          6.53%

                           HIGH COUNTRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

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

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management Discussion and Analysis

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND SEPTEMBER 30, 2003

The Company's total assets increased by $6.2 million or 1.03% from $187.4 million at June 30, 2003 to $193.6 million at September 30, 2003. The increase in assets was due to growth in interest-bearing deposits and other real estate owned.

Interest-bearing deposits increased $9.1 million from $7.5 million at June 30, 2003 to $16.6 million at September 30, 2003. The increase was due to principal reductions of loans receivable, loans held for sale, and higher savings deposits. In the upcoming months, the deposits may be used for paying down FHLB advances, seasonal deposit withdrawals, loan demand and other investment purchases.

Mortgage-backed securities classified as "held to maturity" decreased from $10.1 million at June 30, 2003 to $8.9 million at September 30, 2003. In the upcoming months, the Bank plans to purchase additional adjustable-rate and short term mortgage backed securities and short term Agency Notes in order to improve investment yields and maintain interest rate risk. At September 30, 2003, the securities had an estimated fair value of $9.3 million.

Securities held to maturity increased from $300 thousand at June 30, 2003 to $3.3 million as a result of the purchase of $3 million in short term Agency Notes. It is Managements intent to hold those until maturity.

Net loans decreased $2.2 million from $150.5 million at June 30, 2003 to $148.3 million at September 30, 2003 as a result of slower loan demand and prepayment of principal on loans. During the three months ended September 30, 2003, the Bank sold $18.6 million of fixed-rate loans to the Federal Home Loan Mortgage Corporation. At September 30, 2003, loans held for sale were $120 thousand. The loans are valued at the lower of cost or market.

As of September 30, 2003 and June 30, 2003, the non-performing loans in the Bank's portfolio were $1.83 and $3.1 million, respectively. The total non-performing loans at September 30, 2003 included 24 loans secured by commercial real estate, single family residences, vacant land, business equipment and autos. During the summer of 2002, the Bank's primary lending area was affected by a major drought and nearby forest fires which negatively impacted the local tourism economy, which in turn has had a negative impact on the loan portfolio.

Except as discussed below, the Bank had no loans not classified as non-performing or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-performing or restructured. As of September 30, 2003, the Bank's loan portfolio included 10 loans totaling $2.2 million to tourism related businesses which were included on an internal watch list as potential problem loans. Several borrowers have received assistance for the Small Business Administration disaster assistance program. Although a specific allowance for loss has not been established on these loans, management considered the potential risk of loss on these loans in establishing the provision for loan losses for the three months ended September 30, 2003.

The allowance for loan losses totaled $1.4 million at September 30, 2003 and $1.5 million at June 30, 2003. The loans charged off during the quarter ending September 30, 2003 included accrued interest on commercial loans secured primarily by a single family residence and vacant land and a ranch property, as well as auto loans which involved repossessions.

The properties included in other real estate owned include the single family residence with an adjacent property of vacant land, vacant agricultural land, and a single family property located on an agricultural property. Based on the most recent information available, no further loss is expected on the properties as they are recorded at fair value on the financial statements.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At September 30, 2003 and June 30, 2003, the ratio of the allowance for loan losses to net loans was .94% and .99%, respectively. During the three months ended September 30, 2003, there were $275 thousand of loans charged off and $3 thousand recoveries of previous loan losses. The determination of the allowance for loan losses is based on a review and classification of the Bank's portfolio and other factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Particular attention was focused on the Bank's commercial loan portfolio and any impaired loans. The Bank believes the current level of allowance for loan losses is adequate to provide for probable future losses, although there are no assurances that probable future losses, if any, will not exceed estimated amounts.

At September 30, 2003 deposits increased $6.4 million to $135.6 million from $129.2 million at June 30, 2003. The increase is a result of competitive rates and seasonal growth. The increase funded the purchase of $3.0 million of agency notes and will fund the purchase of additional mortgage backed securities and investment securities, and loan growth.

Advances from the Federal Home Loan Bank decreased to $38.3 million at September 30, 2003 from $39.3 million at June 30, 2003. Funds from deposits were used to pay-off maturing advances.



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income. The Company's net income for the three months ended September 30, 2003 was $437,000 compared to $438,000 for the three months ended September 30, 2002. The decrease in net income resulted primarily from the increase in non-interest expenses including compensation, occupancy and equipment, other expenses, and additional provision for loan loss.

Net Interest Income. Net interest income for the three months ended September 30, 2003 was $1.87 million compared to $1.81 million for the three months ended September 30, 2002. (Although both interest earning assets and interest bearing liabilities increased, the cost of interest bearing liabilities decreased at a greater rate than the yield on interest earning assets.) The average yield on interest earning assets decreased from 7.63% for the three months ended September 30, 2002 to 7.14% for the three months ended September 30, 2003. The decrease in costs was due to lower deposit rates and less reliance on higher costing Federal Home Loan Advances. The interest rate spread increased from 3.98% for the three months ended September 30, 2002 to 4.17% for the three months ended September 30, 2003.

Provision for Losses on Loans. The provision for loan loss was $165,000 for the three months ended September 30, 2003 as compared to $97,000 for the three months ended September 30, 2002. The Bank charged off a larger than normal amount of consumer loans, as well as amounts associated with real estate owned.

Non-interest Income. Non-interest income was $597,000 for the three months ended September 30, 2003 as compared to $453,000 for the three months ended September 30, 2002. Loan sales income was the largest increase. Loan sale income is expected to decrease in the future as a result of higher interest rates and fewer refinances, resulting in fewer loan sales.

                           HIGH COUNTRY BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-interest Expenses. Non-interest expenses were $1.6 million for the three months ended September 30, 2003 as compared to $1.5 million for the three months ended September 30, 2002. Increases occurred in compensation and benefit expense and other expenses. The increases are tied to additional employees associated with growth. Insurance and professional fees decreased.


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

                  None

     ITEM 5:      Other Information

                  None

     ITEM 6:      Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  The following exhibit is filed herewith:

                  Exhibit
                  Number        Title
                  -------       -----
                  31            Rule 13a-14(a) Certifications

                  32            Certification Pursuant to 18 U.S.C. Section 1350

                  (b) Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        High Country Bancorp, Inc.
                                         Registrant


Date  November 12, 2003                /s/ Larry D. Smith
                                       -----------------------------------------
                                       Larry D. Smith
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


                                       /s/ Frances Pasquale
Date  November 12, 2003                -----------------------------------------
                                       Frances Pasquale
                                       Chief Financial Officer
                                       (Principal Financial Officer)