Form 10KSB/A
period 2003-06-30
HIGH COUNTRY BANCORP INC
filed 2004-01-09
CIK 1044676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the Fiscal Year Ended June 30, 2003.
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to __________

                         Commission File Number: 0-23409
                                                 -------

                           HIGH COUNTRY BANCORP, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        COLORADO                                                84-1438612
--------------------------                                     -------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

7360 WEST US HIGHWAY 50, SALIDA, COLORADO                           81201
-----------------------------------------                          --------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  registrant's  revenues for its most recent fiscal year:  $14,832,150
                                                                     -----------

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

     As of September 15, 2003, there were issued and outstanding 901,704 shares of the registrant's common stock.

     Transitional Small Business  Disclosure Format (check one): YES     NO X
                                                                    ----   ----

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003 (Parts II and III)

     2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III)

EXPLANATION FOR AMENDMENT:

     The Annual Report on Form 10-KSB of High Country Bancorp, Inc. (the "Company") for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003, is being amended hereby to correct the beneficial ownership information of the Company's common stock for one of the Company's directors.

                                    PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Persons and groups beneficially owning more than 5% of the Company's Common Stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table sets forth certain information as to the Common Stock beneficially owned by any person or group of persons who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of September 30, 2003.

                                                                                 PERCENT OF SHARES
NAME AND ADDRESS                             AMOUNT AND NATURE OF                 OF COMMON STOCK
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP (1)              OUTSTANDING (2)
-------------------                         ------------------------             ----------------
High Country Bancorp, Inc.                         101,894  (3)                       11.30%
Employee Stock Ownership
   Plan ("ESOP")
7360 West US Highway 50
Salida, Colorado  81201

Donald Leigh Koch                                   88,982  (4)                        9.87
4 Muirfield Lane
St. Louis, Missouri 63141

Larry D. Smith                                      70,864  (5)                        7.55
7360 West US Highway 50
Salida, Colorado  81201

Scott G. Erchul                                     49,036  (6)                        5.27
7360 West US Highway 50
Salida, Colorado  81201

MidCountry Financial Corp.                          45,595  (7)                        5.06
P.O. Box 4164
Macon, Georgia  31208

---------------------
(1) Includes all shares held directly as well as by spouses or as custodian or trustee for minor children, and shares held by a group acting in concert, over which shares the named individuals effectively exercise sole voting and investment power, or for a group acting in concert, share voting and investment power.
(2)  901,704 shares of Common Stock were outstanding as of September 30, 2003.
(3) These shares are held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid. The ESOP trustees, currently Directors Glenn, Young and Harsh vote all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received generally are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, as directed by the Company's Board of Directors. As of September 30, 2003, 58,030 shares had been allocated.
(4) Based on Amendment No. 5 to Schedule 13G filed on February 21, 2003. Includes shares beneficially owned by Mr. Koch and his spouse and by Koch Asset Management, L.L.C., an investment advisor to various individual clients. Mr. Koch is sole Managing Member of Koch Asset Management, L.L.C.
(5) Includes 36,368 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 17,254 shares held by the Salida Building and Loan Association Long-Term Incentive Plan ("LTIP") trust for the benefit of Mr. Smith; Mr. Smith bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
                                              (footnotes continued on next page)

(6) Includes 29,095 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 7,041 shares held by the LTIP trust for the benefit of Mr. Erchul; Mr. Erchul bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
(7)  Based on a Schedule 13D filed on September 9, 2002.


(b)      SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of September 30, 2003, the beneficial ownership of the Common Stock by each of the Company's directors and Named Executive Officers, and by all directors and executive officers as a group.

                                                                          BENEFICIAL OWNERSHIP (1)
                                                              ---------------------------------------------
                                                               NUMBER                      PERCENTAGE OF
         NAME                                                 OF SHARES                 SHARES OUTSTANDING
         ----                                                 ---------                 ------------------
         Larry D. Smith                                       70,864 (2)                        7.55%
         Scott G. Erchul                                      49,036 (3)                        5.27
         Timothy W. Glenn                                     39,506 (4) (5)                    4.35
         Philip W. Harsh                                      43,361 (4) (6)                    4.77
         Richard A. Young                                     28,660 (4) (7)                    3.15

         All Directors and Executive Officers                231,427 (8)                       23.40
           as a Group (6 Persons)

----------
(1) Includes all shares held directly as well as by spouses or as custodian or trustee for minor children, and shares held by a group acting in concert, over which shares the named individuals effectively exercise sole voting and investment power, or for a group acting in concert, share voting and investment power.
(2) Includes 36,368 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 17,254 shares held by the LTIP trust for the benefit of Mr. Smith; Mr. Smith bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
(3) Includes 29,095 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 7,041 shares held by the LTIP trust for the benefit of Mr. Erchul; Mr. Erchul bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
(4) Excludes shares with respect to which Directors Young, Glenn and Harsh may have "voting power" by virtue of their positions as trustees of the trusts holding 101,894 shares under the ESOP and 50,767 shares under the 401(k) plan. Unallocated ESOP shares and shares for which no instructions have been received generally are voted by the trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, as directed by the Company's Board of Directors. As of September 30, 2003, 58,030 shares had been allocated. Shares held in the 401(k) plan are voted as directed by the plan participants.
(5) Includes 7,273 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 4,298 shares which are held by the LTIP trust for the benefit of Mr. Glenn; Mr. Glenn bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
(6) Includes 7,273 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 2,958 shares which are held by the LTIP trust for the benefit of Mr. Harsh; Mr. Harsh bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
(7) Includes 7,273 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003. The listed amount does not include 3,963 shares which are held in the LTIP trust for the benefit of Mr. Young; Mr. Young bears the economic risk associated with such shares, but does not have voting or investment power over such shares.
(8) Includes 87,282 shares that may be acquired upon the exercise of options exercisable within 60 days of September 30, 2003.

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

                                                (a)                             (b)                           (c)
                                                                                                  Number of securities remaining
                                                                                                  available for future issuance
                                Number of securities to be issued   Weighted-average exercise       under equity compensation
                                 upon exercise of outstanding         price of outstanding         plans (excluding securities)
Plan Category                    options, warrants and rights     options, warrants and rights       reflected in column (a))
-------------                   --------------------------------- ----------------------------    ------------------------------
Equity compensation plans                     116,376                        $13.125                        29,099
  approved by security holders

Equity compensation plans not                       0                              0                             0
  approved by security holders

       Total                                  116,376                        $13.125                        29,099



ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

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

          (2)  Financial Statement Schedules. None

          (3)  Exhibits. The following exhibits are either filed as part of this
               ---------
               Annual Report on Form 10-KSB or incorporated herein by reference:

   Exhibit No.    Description
   -----------    -----------

    *3.1          Articles of Incorporation of High Country Bancorp, Inc.

    *3.2          Bylaws of High Country Bancorp, Inc.

   *10.1 Employment Agreement between Salida Building and Loan Association and Larry D. Smith+

   *10.2          Guaranty Agreement between High Country Bancorp, Inc. and
                  Larry D. Smith+

   *10.3          High Country Bancorp, Inc. 1997 Stock Option and Incentive
                  Plan+

   *10.4          High Country Bancorp, Inc. Management Recognition Plan and
                  Trust+

   *10.5          Salida Building and Loan Association Long-Term Incentive Plan+

   *10.6          Salida Building and Loan Association Incentive Compensation
                  Plan+

   *10.7 Employment Agreement between Salida Building and Loan Association and Scott G. Erchul+

   *10.8 Guaranty Agreement between High Country Bancorp, Inc. and Scott G. Erchul+

    13            Annual Report to Stockholders for the year ended June 30, 2003
                  (1)

    21            Subsidiaries (1)

    23            Consent of Grimsley, White & Company (1)

    31.1          Rule 13a-14(a) Certification of Chief Executive Officer

    31.2          Rule 13a-14(a) Certification of Chief Financial Officer


    32            Certification Pursuant to 18 U.S.C. Section 1350

-------------
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-34153).
+    Management contract or compensatory plan or arrangement.
(1)  Previously filed.

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

                                    HIGH COUNTRY BANCORP, INC.


Date:  January 8, 2004              By: /s/ Larry D. Smith
                                        ---------------------------------------
                                        Larry D. Smith
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)